Form 10-K
WINTHROP GROWTH INVESTORS I LTD PARTNERSHIP
filed 1995-03-31
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                                               Commission File
For the fiscal year ended December 31, 1994                    Number  2-84760
                          -------------------------

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                      04-2839837
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or  organization)                        Identification  No.)

One International Place, Boston, Massachusetts            02110
     (Address of principal executive offices)           (Zip  Code)

Registrant's telephone number, including area code:   (617) 330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ X ]

          No voting stock is held by non-affiliates of the Registrant.

   No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                      DOCUMENTS INCORPORATED BY REFERENCE




    Part  of the
  Form 10-K into                                    Document
which Incorporated                                  Incorporated by Reference

I Pages 17-24 of the Prospectus of the Registrant dated May 11, 1984 (the "Prospectus")

     Supplement to the Prospectus dated August 24, 1984

     Supplement to the Prospectus dated November 2, 1984

     Current Report on Form 8-K filed January 6, 1986

     Current Report on Form 8-K filed March 17, 1986


III  Pages 7-10 and 24-27 of the Prospectus

                                                      PART I

Item 1.     Business.

      Winthrop Growth Investors 1 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning and leasing income-producing residential, commercial and industrial properties. The General Partners of the Partnership are Two Winthrop Properties, Inc. and Linnaeus-Lexington Associates Limited Partnership. Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner") is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), which is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA").

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprise the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which is A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. Such securities are subject to a call option agreement pursuant to which NACC may, at any time, elect to purchase such securities for $1.00.

     Linnaeus-Lexington Associates Limited Partnership is a Massachusetts limited partnership (the "Associate General Partner"). The general partners are Arthur J. Halleran, Jr. and Jonathan W. Wexler. The other partners of the Associate General Partner are former employees and former officers of First Winthrop Corporation and WFA. On January 27, 1995, NACC acquired indirect control of (but no economic interest in) the Associate General Partner.

     The Partnership was initially capitalized with contributions of $1,000 from each of the General Partners and $5,000 from the Initial Limited Partner. On June 24, 1983, the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of units of limited partnership interest ("Units") in the Partnership. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000) was declared effective on May 11, 1984. The offering terminated in February 1985, at which time Limited Partners had subscribed for 23,144 Units, representing capital contributions from Limited Partners of $23,144,000. An additional five Units are held by WFC Realty Co., Inc., a subsidiary of WFA ("WFC Realty"), such that there were 23,149 Units issued and outstanding. During 1994, certain Limited Partners elected to abandon their interests in the Partnership, reducing the number of outstanding Units to 23,139.

     The Partnership's only business is owning and leasing income producing real estate. The Partnership's investment objectives and policies are described at pages 17-24 of its Prospectus dated May 11, 1984 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on July 3, 1984.

      The Partnership invested $18,176,787 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four properties. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships.

      The Partnership allocated $2,421,373 of the original proceeds for operating reserves (the "Operating Reserve"). To the extent not used, these funds have been invested in interest-bearing short-term money market instruments. From 1987 to 1990 the Partnership added funds otherwise available for distribution to these reserves. As discussed later in this report under Management's Discussion and Analysis of Financial Condition and Results of Operations, in 1994 the Partnership used $1.5 million of its reserves to reduce the principal balance of the mortgage loan encumbering Sunflower Apartments. Funds are also held at each of the properties in which the Partnership has invested, such that on December 31, 1994, $923,214 in cash and cash equivalents were available to the Partnership.

      The  following  table  sets  forth  certain   information   regarding  the
properties in which the Partnership has acquired interests:

                                                                                                       Partnership's Equity
    Property                              Date of        No. of           Total Cost as of               Investment as of
  Name/Location                        Acquisition        Units        December 31, 1994(1)           December 31, 1994(2)
  -------------                        -----------       -------       --------------------           --------------------
  Sunflower Apartments,
    Dallas, Texas(3)                      8/31/84           248              $ 8,087,007                   $ 6,999,930(7)
  Meadow Wood Apartments
    Jacksonville, FL(4)                  12/03/84           356               10,632,164                     6,263,638(8)
  Stratford Place
    Apartments
    Gaithersburg, MD(5)                  12/18/85           350               14,075,816                     4,093,803(9)
  Stratford Village
    Apartments
    Montgomery, AL(6)                     2/28/86           224                8,438,965                     3,793,821(10)
                                                         ------             ------------                  ------------

  TOTAL                                                   1,178             $ 41,233,952                  $ 21,151,192
                                                         ======             ============                  ============

--------------------
(1) Reflects total cost of property including capital improvements subsequent to acquisition but excluding acquisition fees and expenses. In connection with its ongoing evaluation, management of the Partnership wrote down the carrying value of Sunflower Apartments by $2,107,738 to its net realizable value (approximately $3.7 million) at December 31, 1993. The "Total Cost" does not reflect this writedown.
(2) Reflects the Partnership's total investment in the property, including amounts invested to fund capital improvements and operating deficits subsequent to acquisition and acquisition fees and expenses.
(3) The Partnership invested in Sunflower Apartments through a joint venture arrangement in which it owned a 99% general partnership interest. On October 7, 1988, the Partnership converted the joint venture to a limited partnership with the Partnership as the general partner and its former co-venturer as the limited partner. On May 1, 1990, Winthrop Management, an affiliate of WFA, was hired as property manager.
(4) The Partnership originally invested in Meadow Wood in a joint venture arrangement in which it owned a 95% general partnership interest.
       Effective as of December 1, 1988, the Partnership converted the joint venture to a limited partnership. In 1990, the limited partnership was restructured into a general partnership. On February 1, 1990, Winthrop Management, an affiliate of WFA, was hired as property manager.
(5) The Partnership invested in Stratford Place Apartments through a partnership arrangement with WFA and WFC Realty. The Partnership holds a 99.98% interest in such partnership and WFA and WFC Realty each hold a .01% interest for which they each made pro rata capital contributions. On February 1, 1988, Winthrop Management, an affiliate of WFA, was hired as property manager.
(6) In connection with the mortgage refinancing on this property in 1989, title to this property was transferred to the Stratford Village Realty Trust, a Massachusetts trust whose sole beneficiary is the Partnership.
(7) Reflects $2,237,420 of reserves funded subsequent to acquisition primarily for capital improvements and principal payments on the property's mortgage loan.
(8) Reflects $108,513 of reserves funded subsequent to acquisition primarily for capital improvements.
(9) Reflects $359,733 of reserves funded subsequent to acquisition primarily for capital improvements.
(10) Reflects $676,221 of reserves funded subsequent to acquisition primarily for capital improvements.

      Following are historical average occupancies and rental rates for the four properties in which the Partnership has acquired interests:

                                   1994             1993               1992            1991               1990
                                   ----             ----               ----            ----               ----

Sunflower
  Average Rent                $401             $387              $371             $355               $339
  Average Occupancy               91.1%            88.2%              91.9%           95.3%              93.4%

Meadow Wood
  Average Rent                $457             $448              $436             $426               $409
  Average Occupancy               88.4%            91.8%              86.8%           92.2%              93.7%

Stratford Place
  Average Rent                $634             $620              $610             $588               $563
  Average Occupancy               92.1%            94.5%              91.4%           95.1%              95.9%

Stratford Village
  Average Rent                $518             $477              $457             $445               $435
  Average Occupancy               93.3%            97.5%              96.0%           94.7%              96.0%


      Sunflower Apartments. Sunflower Apartments are located in Dallas, Texas approximately eight miles northeast of the central business district. A description of the general character of this property and the terms of acquisition is contained in the Supplement to the Prospectus dated August 24, 1984, filed with the Commission pursuant to Rule 424(c) on September 7, 1984, which description is attached hereto as an exhibit and incorporated herein by reference.

      Sunflower is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1994, of $1,043,092. In April 1989, the loan was modified pursuant to a modification agreement that became effective as of October 1, 1988. From November 1, 1988 through October 1, 1991 (the "Reduced Payment Period"), interest only payments were required on the outstanding principal balance at 7% per annum. The note continued to accrue interest at the rate of 9.5% per annum, and the resulting "deferred interest" was added to the principal balance. From November 1, 1990 through December 1, 1993, the loan required minimum payments of $29,256, which were first used to eliminate the deferred interest amounts. In addition, the loan required that available operating cash flow, as defined in the modification agreement, be used as additional loan payments. No cash flow payments were required during 1991, 1992 or 1993.

     The loan matured on January 1, 1994 at which point a balloon payment in the approximate amount of $2,808,696 was due. In March 1994, the Partnership used $1 million of its reserves to make a principal payment on the loan. As a result of that payment, the lender extended the maturity of the loan to June 30, 1994. In June 1994, the Partnership made an additional principal payment of $500,000 to further extend the maturity date to August 31, 1994. On September 9, 1994, the Partnership and the lender agreed to a modification of the loan that calls for fixed monthly payments of principal and interest in the amount of $47,893. Such payments will retire the remaining balance of the loan on December 1, 1996.

      In 1993, in connection with its ongoing evaluation, management of the Partnership wrote down the carrying value of the property by $2,107,738 to its estimated net realizable value (approximately $3.7 million).

      During 1994, the Partnership completed $62,464 of capital improvements at the property, consisting primarily of apartment upgrades, including replacing appliances, carpeting and air conditioning units. These improvements were funded primarily from the Partnership's reserves. Capital improvements planned for 1995 consist of additional apartment upgrades as well as balcony repairs, some exterior painting and parking lot repairs. These improvements are expected to cost approximately $131,000, which amount will be funded from operating cash flow or, if needed, Partnership reserves.

      The Managing General Partner believes that the Dallas residential rental market where Sunflower is located has been competitive but is stable.

      Meadow Wood Apartments. Meadow Wood Apartments are located in Jacksonville, Florida. A description of the general character of this property and the terms of acquisition is contained in the Supplement to the Prospectus dated November 2, 1984, filed with the Commission pursuant to Rule 424(c) on November 6, 1984, which description is attached hereto as an exhibit and incorporated herein by this reference.

      Meadow Wood is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1994, of $4,233,492. This loan bears interest at an annual rate of 10% and matures on December 1, 2000. Monthly debt service payments are $36,966.

      In 1994, the Partnership expended $113,543 on capital improvements, consisting primarily of replacing carpeting and appliances in apartment units as well as upgrading the property's clubhouse. These improvements were funded from a combination of Partnership reserves and cash flow. Capital improvements costing approximately $190,000 are planned for 1994, including additional upgrading of apartment unit interiors, exterior painting, drainage improvements and a new sprinkler system. These improvements will be funded from cash flow and, if necessary, from Partnership reserves.

      The Jacksonville rental market became extremely competitive in 1991, and was further impacted by the closing of the Jacksonville Naval Shipyard in 1992. The market stabilized somewhat in 1993 but became increasingly competitive in 1994.
      Stratford Place Apartments. Stratford Place Apartments are located in Gaithersburg, Maryland. A description of the general character of this property and the terms of acquisition (including the terms of the partnership arrangement with WFA and WFC Realty through which the Partnership invested in Stratford Place Apartments) is contained in the Partnership's Current Report on Form 8-K filed with the Commission on March 17, 1986, which description is attached hereto as an exhibit and incorporated herein by this reference.

      Stratford Place is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1994, of $10,092,324. This loan bears interest at an annual rate of 9.687% and matures on February 1, 1996.

      In 1994, the Partnership spent $64,288 on capital improvements, which included replacing a hot water tank, exterior painting, replacing some common area carpeting and upgrading unit interiors. These improvements were funded from cash flow and Partnership reserves. Anticipated capital improvements of approximately $87,000 for 1995 include replacing additional hot water tanks, exterior painting and upgrading unit interiors, primarily carpet replacement. These capital improvements will be funded from operating cash flow and, if necessary, Partnership reserves.

      In the opinion of the Managing General Partner, the Gaithersburg, Maryland rental apartment market is currently stable.

      Stratford Village. Stratford Village Apartments are located in Montgomery, Alabama. A description of the general character of this property and the terms of acquisition is contained in the Partnership's Current Report on Form 8-K filed with the Commission on January 6, 1986, which description is attached hereto as an exhibit and incorporated herein by this reference.

      Stratford Village is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1994, of $5,342,906. This loan bears interest at an annual rate of 7.72% and matures on November 1, 2024. Monthly debt service payments are $38,194.

      In 1994, the Partnership spent $63,466 on capital improvements, primarily on replacing windows, carpeting in apartment units and roofs. These improvements were funded from cash flow. The Partnership has budgeted capital improvements of approximately $109,000 for 1995, including additional window replacement, interior carpet replacement, parking lot repairs, landscaping and gutter replacement.

      The Managing General Partner believes that the Montgomery, Alabama rental apartment market is currently strong.

      In the opinion of the Managing General Partner each of the four Properties has adequate insurance coverage.


Employees

      The Partnership does not have any employees. Services are performed for the Partnership by its General Partners and agents retained by the General Partners, including an affiliate of the General Partners, Winthrop Management.

Item 2.     Properties.   See Item 1 above.

Item 3.     Legal Proceedings.

      The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.    None.


                                    PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

      The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1994, there were 1,403 holders of Units.

      The Partnership Agreement requires that any "Cash Available for Distribution" (defined under the Partnership Agreement as Cash Flow less any amounts set aside from Cash Flow for the restoration or creation of reserves) be distributed quarterly to the Partners in specified proportions and priorities. As a result of the Managing General Partner's initial determination to retain Cash Flow to fund reserves, there was no Cash Available for Distribution and therefore no distributions paid to the Limited Partners between 1987 and 1990. In 1991, the Managing General Partner determined that the current year's Cash Available for Distribution together with a portion of the cash retained as reserves from prior years' operations were sufficient to permit a distribution to the limited partners of $962,535. Of this amount, $574,879 was funded from reserves established from prior years' operations and $387,656 was funded from 1991 operations. The 1991 distribution was made as a result of the overall improved operations of the Properties in 1990. An additional distribution of
$100,004 was made during the first quarter of 1992 attributable to 1991 operations. This distribution level was maintained for each quarter in 1992. During 1993, the quarterly distribution was reduced to $50,002 because the Partnership anticipated needing its reserves to address the January 1, 1994, maturity of the loan encumbering Sunflower Apartments. In 1994, the Partnership used $1.5 million of its reserves to reduce the principal balance of the Sunflower loan. In addition, the modification of the Sunflower loan requires higher monthly debt service payments in order to fully amortize the loan by December 1, 1996. As a result, the Partnership maintained quarterly distributions at $50,000 during 1994. The Partnership continues to review its distribution policy on a quarterly basis.

Item 6.     Selected Financial Data.

                                                              For the years ended or as of December 31,
                                            1994               1993               1992               1991               1990
Rental income                               $  6,118,605      $ 6,206,712      $ 5,896,067      $ 5,909,583     $  5,844,606
Income from short-term investments                64,797           83,073           90,572          131,581          153,776
Other income                265,873              219,853          247,178          277,236          313,456
                      -------------         ------------       ----------       ----------     ------------

Total Income          $  6,449,275           $ 6,509,638      $ 6,233,817      $ 6,318,400     $  6,311,838
                      ============           ===========      ===========      ===========     ============

Total Expenses                              $  7,223,037      $ 9,431,805      $ 7,312,562      $ 7,072,300     $  7,026,202

Net income (loss)                           $   (773,762)     $(2,922,167)     $(1,078,745)     $  (753,900)    $   (714,364)
                                            ============      ===========      ===========      ===========     ============
Net income (loss) per weighted average
Unit of limited partnership interest
outstanding:                               $      (30.10)    $    (113.61)    $     (41.94)    $     (29.31)   $      (27.77)
                                           =============     ============     ============     ============    =============

Total assets                                 $27,511,241      $30,361,979      $33,717,221      $35,234,914      $37,249,415
                                             ===========      ===========      ===========      ===========      ===========

Mortgage notes payable                       $20,711,814      $22,599,665      $22,788,736      $22,938,375      $23,034,102
                                             ===========      ===========      ===========      ===========      ===========

Total cash  distributions per Unit of limited  partnership  interest,  including amounts distributed after year end with
respect to the year:                      $         8.64    $        8.64    $       15.12      $     45.90    $        -0-
                                          ==============    =============    =============      ===========    ============


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

      As of December 31, 1994, the Partnership's balance of cash and cash equivalents was $923,214, including funds held at the various properties in which the Partnership has invested. The Partnership has invested, and expects to continue to invest, such amounts in short-term money market instruments until required for Partnership purposes.

      The Partnership's interest income from its short-term investments and cash flow derived from its investments in real properties were sufficient in 1994 to pay general and administrative expenses, and are expected to be sufficient in future years to pay these amounts. In 1994, the Partnership used $1.5 million of its reserves to reduce the principal balance of the loan encumbering Sunflower Apartments.

      Each of the properties in which the Partnership has invested requires cash to make principal and interest payments on its mortgage indebtedness, to pay operating expenses, management fees, general and administrative expenses and to complete capital improvements. Two of the four properties (Stratford Village Apartments and Meadow Wood Apartments) were able to meet these obligations from their operating income in 1994. Stratford Place Apartments operated at a slight deficit, which was funded by the Partnership's reserves and the Partnership used $1.5 million of its reserves to reduce the principal balance of the mortgage loan encumbering Sunflower Apartments. Anticipated capital improvements in 1995 will be funded from a combination of the Partnership's reserves and property cash flow. For a discussion of the proposed capital improvements and estimated cost for each property see the discussion under Item 1 above, which is incorporated herein by reference.

      Based upon improved operating results in 1990 and the substantial reserves funded from operations in 1987 through 1990, the Managing General Partner reassessed its decision not to make distributions in 1990 and made a substantial distribution in the first quarter of 1991 ($30.24 per Unit, or approximately $700,000 in the aggregate). Of the amount distributed, $24.84 per Unit was attributable to Cash Flow from 1990 operations and $5.40 per Unit was attributable to Cash Flow from operations during the first quarter of 1991. The Managing General Partner made smaller distributions in the second quarter ($7.02 per Unit, or approximately $162,510 in the aggregate) and in the third and fourth quarters ($4.32 per Unit per quarter, or approximately $100,000 in the aggregate per quarter). The fourth quarter distribution was made in February 1992. The declining performance of the properties in 1991, primarily as a result of market factors, led the Managing General Partner to reduce Cash Available for Distribution for the last two quarters of 1991. The distribution was further reduced for the last quarter of 1992 and the 1993 quarterly distributions in anticipation of the maturity of the first mortgage loan encumbering Sunflower Apartments. The Partnership maintained its quarterly distributions at the same level during 1994 because it required a significant portion of its reserves to reduce the principal balance of the Sunflower Apartments mortgage loan.

      The loan encumbering Sunflower Apartments matured on January 1, 1994 at which point a balloon payment in the approximate amount of $2,808,696 was due. In March 1994, the Partnership used $1 million of its reserves to make a principal payment on the loan. As a result of that payment, the lender extended the maturity of the loan to June 30, 1994. In June 1994, the Partnership made an additional principal payment of $500,000 to further extend the maturity date to August 31, 1994. On September 9, 1994, the Partnership and the lender agreed to a modification of the loan that calls for fixed monthly payments of principal and interest to increase from $29,256 to $47,893. Such payments will retire the remaining balance of the loan on December 1, 1996. The Partnership anticipates having to use additional reserves or the cash flow being generated by its other properties to make the increased debt service payments on the Sunflower loan.

      Inflation and changing economic conditions could continue, however, to affect vacancy levels, rental payment defaults and operating expenses, and thus, would likely affect the Partnership's revenues and net income. The ability of these properties to improve operations will also affect the liquidity of the Partnership. The Partnership's liquidity could be adversely affected by unanticipated or greater than anticipated operating expenses.

Results of Operations

      1994 Compared to 1993: The Partnership's total revenue decreased by approximately 1.0% in 1994 compared to 1993. Rental income declined by 1.4%, from $6,206,712 in 1993 to $6,118,605 in 1994 as lower rental income at
Stratford Place and Meadow Wood more than offset higher rental income at Sunflower and Stratford Village. While average apartment rents for the Partnership's properties increased by approximately 3.7%, from $492 to $510, average occupancy declined from 93% in 1993 to 91% in 1994. Interest income declined from $83,073 to $64,797 because the Partnership used a significant portion of its reserves to reduce the principal balance of the mortgage loan encumbering Sunflower Apartments. Other income (including revenues from laundry, vending, late fees and lease termination fees) increased by approximately 20.1% from $219,853 in 1993 to $265,873 in 1994, primarily as a result of increased lease termination fees at Stratford Place and Stratford Village.

      Expenses of operating the Partnership's properties increased by less than 1%, from $3,453,049 in 1993 to $3,471,106 in 1994. Increases in payroll and insurance costs as well as higher real estate taxes were offset by lower utility and repair and maintenance expenses. Other expenses of the Partnership (depreciation and amortization, interest expense and provision for writedown of real estate) decreased significantly from 1993 to 1994, predominantly because of a $2,107,738 provision in 1993 for investment property writedown with respect to Sunflower Apartments. Aside from this writedown, the Partnership's other expenses decreased by approximately 3.1% from 1993 to 1994. Interest expense on the Partnership's mortgages decreased by approximately 5.5% from 1993 to 1994, primarily as a result of lower interest expense on the Sunflower mortgage loan, while depreciation and amortization expenses remained essentially flat between 1993 and 1994.

      The Partnership's net loss declined from $2,922,167 in 1993 to $773,762 in 1994, primarily as a result of the 1993 investment property writedown.

      The Partnership's expenditures for capital improvements increased from $148,349 in 1993 to $303,761 in 1994.

      1993 Compared to 1992: The Partnership's total revenue increased by approximately 4.4% in 1993 compared to 1992. Rental income increased by approximately 5.3%, from $5,896,067 in 1992 to $6,206,712 in 1993, primarily as a result of stronger occupancy at Meadow Wood and Stratford Place and higher rental rates at Stratford Village. Average apartment rents for the Partnership's properties increased by approximately 2.9%, from $478 to $492, and average occupancy improved from 91% in 1992 to 93% in 1993. Interest and other income (including revenues from laundry, vending, late fees and lease termination fees) decreased by approximately 10.3% from $337,750 in 1992 to $302,926 in 1993.

      Expenses of operating the Partnership's properties increased by less than 1%, from $3,435,747 in 1992 to $3,453,049 in 1993, as utility cost increases were offset by a reduction in general and administrative expenses. Other expenses of the Partnership (including depreciation and amortization, interest expense and partnership administrative expenses) increased significantly in 1993, predominantly because of a $2,107,738 provision for investment property writedown with respect to Sunflower Apartments. Aside from this writedown, the Partnership's other expenses were essentially flat from 1992 to 1993.

      As a result of the investment property writedown, the Partnership's net loss increased from $1,078,745 in 1992 to $2,922,167 in 1993.

      The  Partnership's   expenditures  for  capital   improvements   decreased
dramatically from $451,876 in 1992 to $148,349 in 1993.

      The tax losses of the Partnership will gradually decrease over time since the advantages of accelerated depreciation taken with respect to the properties are greatest in the earliest years. Also, the deductions for mortgage interest expense will steadily decrease as the mortgage principal is amortized.

Item 8.     Financial Statements and Supplementary Data.

      See the Consolidated Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure.

      None.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of directors and executive officers. The following table sets forth the names and ages of the directors and executive officers of the Managing General Partner and the position held by each of them.

                                          Position Held with
      Name                         the Managing General Partner                                               Age
Arthur J. Halleran, Jr.            Director and President                                                      47

Jonathan W. Wexler                 Director, Vice President, Assistant Clerk and                               44
                                      Treasurer

Richard J. McCready                Director, Vice President and Clerk                                          36


      Mr. Halleran has served in an executive capacity with the Managing General Partner since its organization in 1978, Mr. Wexler was elected an officer in 1983 and Mr. McCready in 1990. All of these individuals will continue to serve in such capacities until their successors are duly elected and qualified.

     Messrs. Halleran and Wexler are also general partners of the Associate General Partner.

      (c)  Identification of certain significant employees.   None.

      (d)  Family relationships.   None.

      (e)  Business Experience.

      The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Arthur J. Halleran, Jr. is the Chairman of WFA. He is also Director and President of the Managing General Partner and other subsidiaries of WFA. In such capacities he is responsible for all aspects of the business of WFA and its subsidiaries, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Halleran joined the Winthrop organization in 1977. He is a graduate of Villanova University and holds an M.B.A. degree from the Harvard Business School.

     Jonathan W. Wexler is a Vice Chairman and Vice President of WFA and a Director, Vice President, Assistant Clerk and Treasurer of the Managing General Partner and other subsidiaries of WFA. His primary responsibility is the evaluation, acquisition and structuring of real estate investments. Mr. Wexler joined the Winthrop organization in 1977. He is a graduate of the Massachusetts Institute of Technology and holds a Master of Science degree from the Sloan School of Management of the Massachusetts Institute of Technology.

     Richard J. McCready is a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. He also has responsibility for all the legal affairs of WFA and its affiliates. Mr. McCready joined the Winthrop organization in 1990. He is a graduate of the University of New Hampshire and holds a J.D. degree from Boston College Law School.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop
Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

      (f)  Involvement in Certain Legal Proceedings.   None.

Item 11.  Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partners or their affiliates are described at pages 7-10 and 24-27 of the Prospectus under the captions "Management Compensation" and "Profits or Losses for Tax Purposes and Cash Distributions," respectively, which descriptions are attached hereto as an exhibit and incorporated herein by this reference.

      The total management fees paid to Winthrop Management, an affiliate of WFA, for managing the Partnership's four properties for the years ended December 31, 1994, 1993 and 1992 was $316,494, $315,588 and $300,832, respectively. The property management fee for each property is calculated as 5.0% of the property's gross collections for the year.

      For the year ended December 31, 1994, the Partnership allocated $44,027, $26,416 and $152 of taxable losses to the Managing General Partner, Associate General Partner and WFC Realty, respectively. In addition, WFC Realty, which owns 5 Units of the Partnership, was allocated $43 of the Partnership's cash distributions during 1994. WFA and WFC Realty were each allocated $45 in taxable losses with respect to their partnership interests in the partnership that owns Stratford Place Apartments.

      See Note 4 of Notes to Consolidated Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

      (a)   Security ownership of certain beneficial owners.

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1994. Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 11, 1984 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although the consent of the Associate General Partners is required for all purchases, financings, refinancings and sales or other dispositions of the Partnership's real properties and with respect to certain other matters. See Item 1 above for a description of the General Partners.

      (b)   Security ownership of management.

      As of December 31, 1994, an affiliate of the General Partner owned 10 Units in the Partnership. No officers, directors or general partners of the General Partners own any Units.


      (c)   Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.    Certain Relationships and Related Transactions.

      See Note 4 of Notes to Consolidated Financial Statements for information about transactions between the Partnership and the General Partners and their affiliates. See Item 11 above for information concerning the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1994. See Item 1 above for a description of the partnership arrangements with WFA and WFC Realty through which the Partnership invested in Stratford Place Apartments.


                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

            1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report.

            2. Financial Statement Schedule - The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as a part of this Annual Report.

            3. Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K - The Partnership filed one Current Report on Form 8-K during the fourth quarter of 1994. That report was filed on December 16, 1994 and reported a Change in Control of Registrant (Item 1 of Form 8-K). No financial statements were filed with that Form 8-K.

                                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINTHROP GROWTH INVESTORS I
                                            LIMITED PARTNERSHIP


                                            By:  TWO WINTHROP PROPERTIES, INC.,
                                                  Managing General Partner


Date:  March 31, 1995                       By:    /s/ Arthur J. Halleran, Jr.
                                                 -------------------------------
                                                  Arthur J. Halleran, Jr.
                                           President of Managing General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



/s/ Arthur J. Halleran, Jr.   Director and President of Managing General Partner
Arthur J. Halleran, Jr.                     (Principal Executive Officer)
Date:  March 31, 1995


/s/ Jonathan W. Wexler            Director, Vice President, Treasurer and
Jonathan W. Wexler               Assistant Clerk of Managing General Partner
Date:  March 31, 1995


/s/ Richard J. McCready           Director, Vice President and Clerk of Managing
Richard J. McCready                         General Partner
Date:  March 31, 1995

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                     INDEX

                              FINANCIAL STATEMENTS



Report of Independent Public Accountants

Consolidated Statements of Operations for the Years
        Ended December 31, 1994, 1993 and 1992

Consolidated Balance Sheets as of December 31, 1994 and 1993

Statements of Changes in Partners' Capital for the Years
        Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements



                                    SCHEDULE


III - Real Estate and Accumulated Depreciation as of December 31, 1994


     All schedules prescribed by Regulation S-X, other than the one indicated above, have been omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



              To WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP:

     We have audited the accompanying consolidated balance sheets of WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two of the Properties, which statements reflect approximately 49% and 49% of total consolidated assets as of December 31, 1994 and 1993, respectively and 47%, 47% and 35% of consolidated revenues in 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Growth Investors I Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Growth Investors I Limited Partnership Management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ Arthur Andersen LLP



Boston, Massachusetts
February 6, 1995

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                    1994                  1993              1992
                                                                  --------              --------          ------
Income

     Rental                                                    $ 6,118,605           $ 6,206,712       $ 5,896,067
     Interest on short-term investments                             64,797                83,073            90,572
     Other                                                         265,873               219,853           247,178
                                                               -----------           -----------       -----------
                                                                 6,449,275             6,509,638         6,233,817
                                                               -----------           -----------       -----------
Expenses

     Real estate taxes                                             501,783               466,822           461,995
     Payroll                                                       657,827               551,748           564,309
     Utilities591,909                                              591,909               630,796           562,702
     Repairs and maintenance                                       808,596               900,742           917,044
     Insurance                                                     159,038               127,155           118,511
     General and administrative                                    435,459               460,198           510,354
     Management fees                                               316,494               315,588           300,832
     Interest 2,000,474                                          2,000,474             2,116,212         2,133,562
     Depreciation                                                1,636,723             1,631,193         1,611,332
     Amortization                                                  114,734               123,613           131,921
     Provision for writedown of
       real estate                                                       0             2,107,738              -
                                                            --------------           -----------    -----------
                                                                 7,223,037             9,431,805         7,312,562
                                                               -----------           -----------       -----------

Net loss                                                       $  (773,762)          $(2,922,167)      $(1,078,745)
                                                               ===========           ===========       ===========

Net loss allocated:

     General Partners                                          $   (77,376)          $  (292,217)      $  (107,875)

     Limited Partners                                             (696,386)           (2,629,950)         (970,870)
                                                               -----------           -----------       -----------

                                                               $  (773,762)          $(2,922,167)      $(1,078,745)
                                                               ===========           ===========       ===========

Net loss per Unit of Limited
  Partnership Interest                                        $     (30.10)        $     (113.61)    $      (41.94)
                                                              ============         =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                                       1994            1993
                                                                                   -----------     --------
ASSETS

Real Estate, at cost
     Land                                                                         $  4,015,369     $ 4,015,369
     Buildings and improvements, net of
       accumulated depreciation of $16,783,845
       and $15,147,122, respectively                                                20,434,738      21,767,697
                                                                                  ------------     -----------
                                                                                    24,450,107      25,783,066
Other Assets
     Cash and cash equivalents, at cost, which
         approximates market value                                                     923,214       2,394,552
     Escrow accounts and other receivables                                             816,923         696,534
     Deferred costs, net of accumulated
       amortization of $922,723 and $807,989,
       respectively                                                                  1,120,998       1,223,750
     Other                                                                             199,999         264,077
                                                                                   -----------     -----------
                                                                                   $27,511,241     $30,361,979

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage notes payable                                                        $20,711,814     $22,599,665
     Accounts payable                                                                  105,449         118,518
     Security deposits                                                                 133,245         138,136
     Accrued expenses and other liabilities                                            343,958         315,180
                                                                                   -----------     -----------
                                                                                    21,294,466      23,171,499
Commitments and Contingencies (Note 7)


Partners' Capital:
     Limited Partners
         Units of Limited  Partnership  Interest,  $1,000 stated value per Unit;
         authorized - 50,005 Units; issued and outstanding -
         23,139 Units                                                                7,330,343       8,226,672
     General Partners                                                               (1,113,568)     (1,036,192)
                                                                                   -----------     -----------
                                                                                     6,216,775       7,190,480
                                                                                   $27,511,241     $30,361,979

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                     Units of
                                                      Limited         General          Limited           Total
                                                  Partnership       Partners'        Partners'       Partners'
                                                    Interest         Capital          Capital         Capital

Balance, December 31, 1991                         $   23,149    $  (636,100)     $12,427,514     $11,791,414
Net loss                                                            (107,875)        (970,870)     (1,078,745)
Partner distributions                                                   -            (400,015)       (400,015)
                                                   ----------    -----------      -----------     -----------
Balance, December 31, 1992                             23,149       (743,975)      11,056,629      10,312,654
Net loss                                                            (292,217)      (2,629,950)     (2,922,167)
Partner distributions                                                   -            (200,007)       (200,007)
                                                   ----------    -----------      -----------     -----------
Balance, December 31, 1993                             23,149     (1,036,192)       8,226,672       7,190,480
                                                                                                  -----------
Net loss                                                             (77,376)        (696,386)       (773,762)
Partners distributions                                                  -            (199,943)       (199,943)
                                                   ----------    -----------      -----------     -----------
Balance, December 31, 1994                         $   23,139    $(1,113,568)     $ 7,330,343     $ 6,216,775
                                                   ==========    ===========      ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED

                                                                      1994            1993           1992
                                                                    --------        --------       ------
  Cash flows from operating activities:

      Net loss                                                   $  (773,762)    $(2,922,167)   $(1,078,745)
      Adjustments to reconcile net loss to
       net cash provided by operating
       activities -
        Depreciation and amortization                              1,751,457        1,754,806     1,743,253
        Provision for writedown of real
         estate                                                         -           2,107,738          -

        Changes in assets and liabilities -
         Increase (decrease) in accounts
          payable, accrued expenses and
           and security deposits                                      10,818         (43,997)       110,706
         Increase in escrow accounts
           and other assets                                          (56,311)        (15,587)       (53,615)
         Increase in deferred costs                                  (11,982)           -              -
                                                                 -----------      ----------     -------

    Net cash provided by operating
       activities                                                    920,220          880,793       721,599
                                                                 -----------      -----------   -----------

  Cash flows from investing activities:
    Additions to land, buildings and
       improvements                                                 (303,764)       (148,349)      (451,876)
                                                                 -----------     -----------    -----------

      Net cash used by investing
       activities                                                   (303,764)       (148,349)      (451,876)
                                                                 -----------     -----------    -----------

  Cash flows from financing activities:
    Refinancing costs refunded net                                      -              47,025           -
    Principal payments on mortgage notes                          (1,887,851)       (189,071)      (149,639)
    Partner distributions                                           (199,943)       (200,007)      (400,015)
                                                                 -----------     -----------    -----------

    Net cash used by financing
     activities                                                   (2,087,794)       (342,053)      (549,654)
                                                                 -----------     -----------    -----------

  Net (decrease) increase in cash and
     cash equivalents                                             (1,471,338)        390,391       (279,931)

  Cash and cash equivalents, beginning
     of year                                                       2,394,552        2,004,161     2,284,092
                                                                 -----------      -----------   -----------

  Cash and cash equivalents, end
     of year                                                     $   923,214      $ 2,394,552   $ 2,004,161
                                                                 ============     ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

1.     ORGANIZATION

Winthrop Growth Investors I Limited Partnership (the "Partnership") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real properties. The Partnership has acquired two properties through joint venture agreements, one through a partnership agreement and one through a fee simple interest (the "Properties"), all of which are residential apartment complexes. The Partnership shall continue in full force and effect until December 31, 2003 or until dissolution in accordance with the terms of the Partnership Agreement.


2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues consist of rents, interest on investments, and laundry/vending income. Rental revenue is recognized under the gross rent potential method by crediting gross rent potential at the beginning of each month and reducing gross potential by vacancies and concessions at the end of each month.

Basis  of  Consolidation  -  The  accompanying   financial   statements  of  the
Partnership have been consolidated with those of the Properties. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Partnership acquired a 99%, 99.99%, 99.98% and 100% interest (the "Controlling Interest") in four real properties, DEK Associates, Meadow Wood Associates, Stratford Place Investors Limited Partnership and Stratford Village Realty Trust, respectively. The Partnership's original investment in Meadow Wood Associates was through a joint venture agreement in which it owned a 95% general partnership interest. Effective December 1, 1988, the Partnership converted the joint venture into a limited partnership in which the Partnership is the sole general partner. Subsequently, on November 15, 1990, the Partnership restructured Meadow Wood Associates into a general partnership in which the Partnership now owns a 99.99% general partnership interest. Effective October 7, 1988, the Partnership also converted the joint venture of DEK Associates into a limited partnership. The Partnership has become the sole general partner for both partnerships and continues to receive the same allocation of income, losses and cash distributions as prior to the conversion. Due to cumulative minority interest losses exceeding the minority interest capital, the Partnership records 100% of the losses of all the Properties.

Income Taxes - No provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements of the Partnership. The Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership files its tax returns on the accrual basis. On October 19, 1983, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

Distributions to Partners - The Managing General Partner has determined that current year cash available for distribution and cash retained from prior years' operations were sufficient to support a distribution to the limited partners of $199,943 in 1994, $200,007 in 1993 and $400,015 in 1992.

Depreciation - For financial statement purposes, each of the Properties depreciates the cost of its real property over 25 years and its personal property over 10 years using the straight-line method.

For tax purposes, depreciation is computed using the accelerated cost recovery system (ACRS) over 18 or 19 years for real property and 5 years for personal property.

Deferred Costs and Amortization - Costs relating to the acquisition and selection of the Partnership's investment in the Properties are deferred and amortized over 25 years. Costs in excess of the Partnership's initial basis in the net assets of the Properties are amortized over the estimated useful lives of the underlying assets.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993


Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.     STATEMENTS OF CASH FLOWS

For the purpose of the consolidated statements of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The following details supplemental cash flow information:

                                                             1994             1993              1992
                                                          -----------      -----------       -----------

         Cash paid for interest                           $1,994,040       $2,031,935        $2,156,834


4.       TRANSACTIONS WITH RELATED PARTIES

Two Winthrop Properties, Inc. ("Two Winthrop"), the Managing General Partner, Winthrop Securities Co., Inc. ("Winthrop Securities"), the Selling Agent, and Winthrop Management, the manager of all of the Properties, are wholly owned subsidiaries of First Winthrop Corporation which, in turn, is wholly owned by Winthrop Financial Associates, a Limited Partnership ("WFA"). Linnaeus-Lexington Associates Limited Partnership, the Associate General Partner of the
Partnership, is a limited partnership, some of whose general partners are partners of WFA. WFA and its affiliates manage or advise a large number of partnerships organized to own or operate apartment complexes, as well as other real estate investments, or to invest in other limited partnerships that own or operate apartment complexes or other real estate investments. WFA has formed and is planning to form, directly or through affiliates, additional partnerships or other entities, both public and private, some of which may have the same investment objectives as those of the Partnership.

Winthrop Management is the management agent for all four properties. Pursuant to each management agreement the partnerships and trust pay a 5% management fee based on gross rental collections. The total management fee for the properties for the years ended December 31, 1994, 1993 and 1992 was $316,494, $315,588 and $300,832, respectively.

Beginning with the quarter in which the Investment Date occurs (February 1986) and for each quarter thereafter, the General Partners generally are entitled to percentages of Cash Available for Distribution subordinated to a specified minimum return to the Limited Partners, as described in the Partnership Agreement.

During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to a specified minimum return to the Limited Partners, as described in the Partnership Agreement.





5.       MORTGAGE NOTES PAYABLE

The mortgage notes payable by the Properties at December 31, 1994, 1993 and 1992 are as follows:

                                                                      1994             1993
                                                                  -----------      -----------

9.50%  mortgage  note,  beginning  November 1, 1991  through
August 1, 1994,  monthly  payments of $29,256,  were applied first to accrued  interest and then to principal;  effective
January  1,  1994,  management  renegotiated  the loan.  Two
principal   payments   totaling   $1,500,000   reduced   the
outstanding  loan  balance  to  $1,198,544  as of August 31,
1994;  beginning  September  1,  1994,  the  note  is due in monthly  payments  of $47,893  for  principal  and  interest
through maturity on December 1, 1996.                            $ 1,043,092          $ 2,808,696

10.00% mortgage note, payable in equal monthly  installments of $36,966 for principal and interest,  with a final payment
of $4,071,038 due at maturity on December 1, 2000                  4,233,492            4,252,679

Wrap note, payable in monthly  installments of principal and interest at 9.6875% per annum,  totalling  $87,789,  through
February 1, 1996.  All unpaid  interest and principal is due
and payable in full on February 1, 1996                           10,092,324           10,151,394

7.72% mortgage note, payable in
equal monthly installments
of $38,194 for principal and
interest, through maturity on
November 1, 2024                                                   5,342,906            5,386,896
                                                                 -----------          -----------
                                                                 $20,711,814          $22,599,665
                                                                 ===========          ===========

The 9.50% mortgage note represents an agreement between Travelers Insurance Company and the Partnership which became effective in 1988. Under the terms of the agreement the Partnership was to make a final payment of $2,808,696 on January 1, 1994. Management has renegotiated the loan under the terms specified above. In connection with its ongoing evaluation of the property, management of the Partnership wrote down the carrying value of the property by $2,107,738 to its estimated net realizable value (approximately $3.7 million) at December 31, 1993. The reserve is reflected as a component of accumulated depreciation in the accompanying balance sheet.

The mortgage notes payable are collateralized by the Properties' land and buildings.

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993


As of December 31, 1994, anticipated future principal payments are as follows:

              1995                                      $   630,734
              1996                                       10,648,111
              1997                                           81,281
              1998                                           88,422
              1999                                           96,202
              Thereafter                                  9,167,064
                                                        -----------
                TOTAL                                   $20,711,814


6.       TAX LOSS

The Partnership's tax loss for 1994 differs from that for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and the amortization of deferred costs. A reconciliation of the tax loss for 1994 is as follows:

     Net loss for financial reporting purposes                                   $    (773,762)
     Amortization of costs in excess of the
      Partnership's initial basis in the
      net assets of the Properties                                                      13,246
     Income in excess of expenses for tax and
      not financial reporting                                                           (7,412)
     Excess depreciation under ACRS                                                     68,094
     Amortization of deferred costs                                                     (4,586)
                                                                                  ------------
     Tax loss                                                                     $   (704,420)
                                                                                  ============


7.       COMMITMENTS AND CONTINGENCIES

As a General Partner of the Properties, the Partnership, along with other General Partners of the Properties, is liable for all debts, liabilities and other obligations of the Properties to the extent that they are not paid by the respective Properties.

There is no leasing other than to individual tenants of residential complexes. The leases normally are for one year with rent payable on the first of each month. Rents are consistent with market rates in locations where the properties are situated.






8.       PROPERTY SUMMARY

     The following is a summary of the Properties and the related mortgage notes payable as of December 31, 1994.


                                                       Land
                                                  Buildings
Property/                        Date of                and       Accumulated        Interest                        Principal
Location                        Purchase       Improvements      Depreciation            Rate        Maturity      Outstanding
------------------------------------------------------------------------------------------------------------------------------------
Sunflower Apartments            08/31/84        $ 8,087,007       $ 4,616,072           9.50%        12/01/96      $ 1,043,092
Dallas, TX

Meadow Wood
Apartments                      12/03/84         10,632,164         4,210,790          10.00%        12/01/00        4,233,492
Jacksonville, FL

Stratford Place
Apartments                      12/18/85         14,075,816         4,847,060           9.69%        02/01/96       10,092,324
Gaithersburg, MD

Stratford Village
Apartments                      02/28/86          8,438,965         3,109,923           7.72%        11/01/24        5,342,906
                                                -----------       -----------                                      -----------
Montgomery, AL
                                                $41,233,952       $16,783,845                                      $20,711,814
                                                ===========       ===========                                      ===========


                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

                       SUPPLEMENTARY INFORMATION REQUIRED
              PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

                                                                                  Three
                                                                                  Months              Year
                                                                                  Ended               Ended
                                                                              December 31,         December 31,
                                                                                  1994                  1994
                                                                               (Unaudited)          (Unaudited)

1. Statements of Cash Available for Distribution

     Net loss                                                                 $   (83,436)         $  (773,762)
     Add:  Amortization charges to income not
              affecting cash available for distribution                             2,691               56,598
            Net loss from the Properties                                           79,271              682,148
            Cash from reserves                                                     51,454              234,959
                                                                              -----------          -----------

     Cash Available for Distribution                                          $    49,980          $   199,943
                                                                              -----------          -----------

     Distributions Allocated to General Partners                           $         -         $         -
                                                                           --------------      -----------

     Distributions Allocated to Limited Partners                              $    49,980          $   199,943 (a)
                                                                              -----------          -----------

     (a) Cash distributions were paid from current year cash available for distribution and from cash retained from prior years' operations (see
         Note 2).

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended December 31, 1994

Entity Receiving                Form of
Compensation                    Compensation                          Amount

Winthrop Management             Property Management Fees              $ 79,435

     All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Consolidated Financial Statements and related notes or Annual Partnership Report.

WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                                  SCHEDULE III
                               DECEMBER 31, 1994
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY THE PROPERTIES AS OF DECEMBER 31, 1994

Initial cost to the Properties and gross amount at which carried as of December 31, 1994 (B, C and D)
----------------------------------------------------------------------------




Description               Number                                 Buildings
& Ownership                 of       Outstanding                    and
Percentage              Apartments  Encumbrance(A)     Land    Improvements     Total(D)
         ----------------------------------------------------------------------------------------


Apartment Complexes,
Location:

The Sunflower
Apartments,                    248    $1,043,092    $1,624,345   $6,462,662    8,087,007
Dallas, TX
- 99%

Meadow Wood
Apartments,                    356     4,233,492       689,883    9,942,281   10,632,164
Jacksonville, FL
- 99.99%

Stratford Place
Apartments,                    350    10,092,324     1,368,000   12,707,816   14,075,816
Gaithersburg, MD
- 99.98%

Stratford Village
Apartments,                    224     5,342,906       333,141    8,105,824    8,438,965
Montgomery, AL
- 100%
         ----------------------------------------------------------------------------------------


                             1,178   $20,711,814    $4,015,369  $37,218,583  $41,233,952


                                      Accumulated
                                      Depreciation
Description                                as of          Date
& Ownership                             Dec. 31,      Interest  Depreciable
Percentage                                1994 (E)    Acquired         Life
         ----------------------------------------------------------------------------------------


Apartment Complexes,
Location:

The Sunflower
Apartments,
Dallas, TX
-99%                                    $4,616,072    08/31/84   10-25 Yrs.

Meadow Wood
Apartments,
Jacksonville, FL
-99.98%                                  4,210,790    12/03/84   10-25 Yrs.

Stratford Place
Apartments,
Gaithersburg, MD
-99.98%                                  4,847,060    12/18/85   10-25 Yrs.


Stratford Village
Apartments,
Montgomery, AL
-100%                                    3,109,938    02/28/86   10-25 Yrs.

                                       $16,783,845

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993


(A)      See  Note  5  of  Notes  to  Consolidated   Financial   Statements  for
         information regarding the terms of the various encumbrances.
(B) The cost of the properties represents the purchase price of the properties, but excluding acquisition fees and expenses.
(C) The total cost of land, buildings and improvements, net of accumulated depreciation at December 31, 1994 for Federal income tax purposes is $21,330,495.
(D)      Reconciliation of Cost:
         Balance as of December 31, 1991          $40,329,963
           Additions during 1992                      451,876
                                      -----------
         Balance as of December 31, 1992           40,781,839
           Additions during 1993                      148,349
                                      -----------
         Balance as of December 31, 1993           40,930,188
           Additions during 1994                      303,764
                                      -----------
         Balance as of December 31, 1994          $41,233,952
(E)      Reconciliation of Accumulated Depreciation:
         Balance as of December 31, 1991          $ 9,987,894
           Depreciation Expense for 1992            1,611,332
                                                  -----------
         Balance as of December 31, 1992           11,599,226
         Provision for write-down of real estate    1,916,703
           Depreciation Expense for 1993            1,631,193
                                                  -----------
         Balance as of December 31, 1993           15,147,122
           Depreciation Expense                     1,636,723
                                                  -----------
         Balance as of December 31, 1994          $16,783,845
                                                  ===========

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

                WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

INDEX TO EXHIBITS

Exhibit  Title of Document Page
  No.
     3 Amended and Restated Agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated as of May 11, 1984 (filed as an exhibit to the Partnership's Registration Statement on Form 2-11, File No. 2-84760, and incorporated herein by reference)

     4(a) See Exhibit 3

  10(a) Property Management Agreement between Winthrop Growth Investors I Limited Partnership and WP Management Co., Inc. dated May 11, 1984 (filed as an exhibit to the Partnership's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference)

     (b) Documents relating to the Sunflower Apartments property in Dallas, Texas (filed as a part of Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11, File No. 2-84760, and incor- porated herein by reference)

     (c) Documents relating to the Meadow Wood Apartments prop- erty in Jacksonville, Florida (filed as part of Post- Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference)

     (d) Documents relating to the Stratford Place Apartments property in Gaithersburg, Maryland (filed as an exhibit to the Partnership's Current Report on Form 8-K filed January 6, 1986 and incorporated herein by reference)

     (e) Documents relating to the Stratford Village Apartments property in Montgomery, Alabama (filed as an Exhibit to the Partnership's Current Report on Form 8-K filed on March 17, 1986 and incorporated herein by reference)


     (f) Amendment Number One to the Joint Venture Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower) (filed as Exhibit 10(f) to the Partnership's Annual Report on Form 10-K, filed on March 31, 1989 and incorporated herein by reference)

     (g) Meadow Wood Winthrop Associates Limited Partnership Certificate and Agreement filed on December 1, 1988 (filed as Exhibit 10(g) to the Partnership's Annual Report on Form 10-K filed on March 31, 1989 and incorporated herein by reference)

     (h) Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990

     (i) Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990

     (j) Management Agreement between Sunflower and Winthrop Management dated April 1, 1990

  28(a) Pages 7-10, 17-24 and 24-27 of the Partnership's Prospectus dated May 11, 1984 (filed with the Commission pursuant to Rule 424(b) on July 3,
          1984) P

     (b) Supplement to the Partnership's Prospectus dated August 24, 1984 (filed with the Commission pursuant to Rule 424(c) on September 7,
          1984) P




     (c) Supplement to the Partnership's Prospectus dated November 2, 1984 (filed with the Commission pursuant to Rule 424(c) on November 6,
          1984) P

     (d) Supplement to the Partnership's Prospectus dated November 8, 1984 (filed as a part of Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference)



  28(e) Supplement to the Partnership's Prospectus dated February 5, 1985 (filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference)

     (f)  Current Report on Form 8-K (filed January 6, 1986) P

     (g) Amendment No. 1 to January 6, 1986 Current Report on Form 8-K (filed on February 20, 1986 and incorporated herein by reference)

     (h)  Current Report on Form 8-K (filed March 17, 1986) 124