Form 10-Q
period 1995-03-31
WINTHROP GROWTH INVESTORS I LTD PARTNERSHIP
filed 1995-05-15
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995            Commission File Number 2-84760
                      --------------                                   -------

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


           Massachusetts                               04-2839837
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



  One International Place, Boston, MA                                02110
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (617) 330-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                     YES     X                NO_________

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS



For the Three Months Ended March 31,
(Unaudited) (Note 1)                                                                 1995                 1994


Rental                                                                     $    1,581,788          $ 1,500,551
   Interest on short-term investments                                              12,205               17,669
   Other                                                                           67,041               60,464
                                                                              -----------          -----------
                                                                                1,661,034            1,578,684
                                                                              -----------          -----------

Expenses
   Leasing                                                                         57,868               41,154
   General & administrative                                                        89,334               53,902
   Management fees                                                                 82,046               80,145
   Utilities                                                                      161,231              147,567
   Repairs and maintenance                                                        299,698              270,891
   Insurance                                                                       67,958               56,961
   Taxes                                                                          134,002              133,665
                                                                              -----------          -----------
Total operating expenses                                                          892,137              784,285

Other expenses
   Depreciation                                                                   409,180              407,800
   Amortization                                                                    25,319               31,003
   Interest expense                                                               477,501              522,831
   Other expenses                                                                  23,361               75,680
                                                                              -----------          -----------
Total expenses                                                                  1,827,498            1,821,599
                                                                              -----------          -----------

Net loss                                                                      $  (166,464)         $  (242,915)
                                                                              ===========          ===========

Net loss allocated:

   General Partners                                                           $   (16,646)         $   (24,292)
   Limited Partners                                                              (149,818)            (218,623)
                                                                              -----------          -----------
                                                                              $  (166,464)         $  (242,915)
                                                                              ===========          ===========

Net loss per unit outstanding - L.P.                                        $       (6.47)       $       (9.45)
                                                                            =============        =============

                       See notes to Financial Statements.

BALANCE SHEETS



                                                                               March 31,         December 31,
                                                                                 1995                 1994
                                                                               (Unaudited)          (Audited)
- -

                                     ASSETS

Investment in Real Estate
   Land                                                                      $  4,015,369         $  4,015,369
   Buildings and improvements                                                  37,350,835           37,218,583
                                                                             ------------         ------------
                                                                               41,366,204           41,233,952

        Less accumulated depreciation                                          17,193,025           16,783,845
                                                                             ------------         ------------
                                                                               24,173,179           24,450,107

Cash and cash equivalents                                                         738,798              923,214
Tenant security deposits - funded                                                 198,716              125,295
Accounts receivable and other receivables                                          22,937               27,542
Escrow accounts                                                                   406,802              250,622
Reserve accounts                                                                  439,754              413,464
Deferred costs, net of accumulated amortization
 of $948,042 and $922,723                                                       1,095,679            1,120,998
Prepaid expenses and other assets                                                 147,656              199,999
                                                                             ------------         ------------
Total Assets                                                                 $ 27,223,521         $ 27,511,241
                                                                             ============         ============

                       LIABILITIES AND PARTNERS' CAPITAL

   Mortgage payable                                                          $ 20,556,788         $ 20,711,814

Other liabilities
   Accounts payable                                                               108,581              105,449
   Tenant security deposits                                                       143,562              133,245
   Accrued expenses and other liabilities                                         414,259              343,958
                                                                             ------------         ------------
Total Liabilities                                                              21,223,190           21,294,466

Partners' Capital
   Limited Partners                                                             7,130,545            7,330,343
   General Partners                                                            (1,130,214)          (1,113,568)
                                                                             ------------         ------------
Total Partners' Capital                                                         6,000,331            6,216,775

Total Liabilities and Partners' Capital                                      $ 27,223,521         $ 27,511,241
                                                                             ============         ============

                       See notes to Financial Statements.

STATEMENTS OF CASH FLOWS



For the Three Months Ended
March 31, 1995 and 1994 (Unaudited)                                                  1995                 1994

   Cash flows from operating activities:
        Net loss                                                               $ (166,464)          $ (242,915)
        Adjustments to reconcile net loss to
         net cash provided by operating activities:
        Depreciation and amortization                                             434,499              438,803
        Changes in assets and liabilities:
           (Increase) decrease in tenant security
            deposits - funded                                                     (73,421)              67,444
           Decrease (increase) in accounts receivable and
            other receivables                                                       4,605              (25,102)
           Increase in escrow accounts                                           (156,180)             (15,246)
           Decrease in prepaid expenses and other assets                           52,343              151,946
           Increase (decrease) in accounts payable                                  3,132              (33,208)
           Increase in tenant security deposits                                    10,317                3,453
           Increase in accrued expenses and other liabilities                      70,301               57,260
                                                                              -----------          -----------

     Net cash provided by operating activities                                    179,132              402,435

Cash flows from investing activities:
   Additions to buildings and improvements                                       (132,252)             (26,800)
   Increase in reserve accounts                                                   (26,290)             (25,975)
                                                                              -----------          -----------

   Net cash used in investing activities                                         (158,542)             (52,775)

Cash flows from financing activities:
   Principal payments on mortgage                                                (155,026)          (1,053,783)
   Cash distributions paid to partners                                            (49,980)             (50,002)
                                                                             ------------         ------------

     Net cash used in financing activities                                       (205,006)          (1,103,785)
                                                                             ------------         ------------

Net decrease in cash and cash equivalents                                        (184,416)            (754,125)

Cash and cash equivalents, beginning                                              923,214            2,394,552
                                                                             ------------         ------------

Cash and cash equivalents, end                                               $    738,798         $  1,640,427
                                                                             ============         ============


Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $    477,501         $    522,831
                                                                             ============         ============


                       See notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                     Units of
For the Three Months Ended                            Limited           General          Limited
March 31, 1995 and 1994                           Partnership         Partners'        Partners'             Total
(Unaudited) (Note 1)                                 Interest           Capital          Capital           Capital


Balance, December 31, 1994                             23,139       (1,113,568)       7,330,343         6,216,775

Net loss                                                               (16,646)        (149,818)         (166,464)

Distributions                                                            -              (49,980)          (49,980)
                                                     --------       ----------       ----------        ----------

Balance, March 31, 1995                                23,139       (1,130,214)       7,130,545         6,000,331
                                                     ========       ==========       ==========        ==========


Balance, December 31, 1993                             23,139      $(1,036,192)     $ 8,226,672       $ 7,190,480

Net loss                                                               (24,292)        (218,623)         (242,915)

Partner distributions                                                     -             (50,002)          (50,002)
                                                   ----------      -----------      -----------       -----------

Balance, March 31, 1994                                23,139      $(1,060,484)     $ 7,958,047       $ 6,897,563
                                                   ==========      ===========      ===========       ===========


                       See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(Unaudited)



1.      ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.      CASH AVAILABLE FOR DISTRIBUTION

The Managing General Partner determined it to be in the best interest of the Partnership to retain cash available for distribution from July 1, 1987 to December 31, 1990 in order to increase the Partnership's operating reserves. In 1991, Management began to distribute cash available for distribution. A distribution of $49,980 was paid in the quarter ended March 31, 1995 representing cash available for distribution from the prior quarter.


3.      TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.



ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

The  Partnership  operated at a net loss of $166,464  for the three months ended
March 31, 1995, compared to a net loss of $242,915 for the three months ended March 31, 1994. Excluding non-cash items such as depreciation and amortization, however, the Partnership's properties have, in the aggregate, generated cash flow, which the Partnership has used to make improvements to the properties, principal payments on the loans encumbering the properties and cash distributions to limited partners.

The Partnership's income increased by 5.2% for the first quarter of 1995 compared to the first quarter of 1994, primarily as a result of a 5.4% increase in rental income. On an aggregate basis, average rents at the Partnership's four properties have increased by 3.4% since the first quarter of 1994. While overall average occupancy declined slightly from 92% to 91%, the Partnership was able to significantly reduce the level of tenant concessions, especially at Stratford Place Apartments. Occupancy improved at Stratford Place (from90% to 96%) and Sunflower (from 91% to 93%) but was lower at Meadow Wood (86% compared to 93%) and Stratford Village (87% compared to 94%).

The direct operating costs of the Partnership's properties increased by 13.8%, primarily as a result of a one-time fee that was paid to a consultant for reducing the 1994 through 1996 real estate tax liability of some of the Partnership's properties. This payment is reflected in the Partnership's "General & Administrative" expense for the quarter. In addition, the Partnership's utility expense increased by 9.3% and repairs and maintenance expense increased by 10.6%, primarily as a result of additional carpet replacements in apartment units. Interest expense declined as a result of the Partnership's significantly reducing the principal balance of the Sunflower mortgage loan as part of a restructuring of the loan during 1994. "Other expenses" were lower primarily because the Partnership had not recognized the expense of completing the audits for the Partnership and certain lower-tier partnerships as of March 31, 1995 while these costs had been recognized during the first quarter of 1994.

The Dallas (Sunflower) and Gaithersburg, Maryland (Stratford Place) markets are currently stable. The submarket of Jacksonville in which Meadow Wood is located has weakened somewhat as indicated by the property's lower occupancy for the quarter. Competition in the Montgomery, Alabama, market in which Stratford Village is located has increased dramatically with the addition of over 1,000 new apartment units to the market over the last year. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $132,252 on capital improvements during the first quarter of 1995 compared to $26,800 in the first quarter of 1994. At two of the properties (Meadow Wood and Stratford Village), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $439,754 at March 31, 1995. Capital improvements from the other two properties are funded entirely from operations.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION

NOT APPLICABLE

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          WINTHROP GROWTH INVESTORS 1
                              LIMITED PARTNERSHIP
                                  (Registrant)


                                            BY:  TWO WINTHROP PROPERTIES, INC.
                                                 Managing General Partner


DATED: May 12, 1995                         By:  /s/ Jonathan W. Wexler
                                                 Jonathan W. Wexler
                                                 Chief Financial Officer



DATED: May 12, 1995                         By:  /s/ Richard J. McCready
                                                 Richard J. McCready
                                                 Vice President

SUPPLEMENTARY INFORMATION REQUIRED
PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT




March 31, 1995
(Unaudited)


1. Statement of Cash Available for Distribution for the three months ended March 31, 1995:

        Net loss                                                                              $(166,464)
        Add:   Amortization charges to income not affecting
               cash available for distribution                                                   10,783
               Net loss from the Properties                                                     154,760
               Cash from reserves                                                                50,901
                                                                                              ---------

        Cash Available for Distribution                                                       $  49,980
                                                                                              =========

        Distributions allocated to Limited Partners                                           $  49,980


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1995:



Entity Receiving                                       Form of
Compensation                                      Compensation                                Amount


Winthrop Management                        Property Management Fee                            $82,046


All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.