Form 10-K/A
period 1994-12-31
WINTHROP GROWTH INVESTORS I LP
filed 1995-07-31
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                                [ X ]


          No voting stock is held by non-affiliates of the Registrant.

   No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed. The purpose of this amendment is to submit the Fiancial Data Schedule.

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

                                            WINTHROP GROWTH INVESTORS I
                                            LIMITED PARTNERSHIP


                                            By:  TWO WINTHROP PROPERTIES, INC.,
                                                  Managing General Partner


Date:  July 28, 1995                        By:    /s/ Judith A. Miller
                                                 -------------------------------
                                                   Judith A. Miller
                                                   Vice President


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

     (h) Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990

     (i) Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990

     (j) Management Agreement between Sunflower and Winthrop Management dated April 1, 1990

  27      Financial Data Schedule for the period ended December 31, 1994

  28 (a) Pages 7-10, 17-24 and 24-27 of the Partnership's Prospectus dated May 11, 1984 (filed with the Commission pursuant to Rule 424(b) on July 3,
          1984) P

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