Form 10-Q
period 1995-06-30
WINTHROP GROWTH INVESTORS I LP
filed 1995-08-14
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995             Commission File Number 2-84760
                      -------------                                    -------



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


           Massachusetts                               04-2839837
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



  One International Place, Boston, MA                               02110
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (617) 330-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                       YES     X     NO



PART I -  FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------------


                                                                        Three Months Ended                Six Months Ended
                                                                          June 30,                             June 30,
                                                                   1995           1994                1995            1994
                                                             (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------


Income
     Rental                                                 $ 1,580,719      $ 1,531,671      $ 3,162,507     $ 3,032,222
     Interest on short-term investments                          11,331           14,484           23,536          32,153
     Other                                                       62,996           62,369          130,037         122,833
                                                           ------------     ------------     ------------    ------------
                                                              1,655,046        1,608,524        3,316,080       3,187,208
                                                            -----------      -----------      -----------     -----------
Expenses
     Leasing  45,853                                             45,879          103,721           87,033
     General & administrative                                    72,305           77,713          161,639         131,615
     Management Fees                                             81,619           79,988          163,665         160,133
     Utilities                                                  143,037          147,234          304,268         294,802
     Repairs & Maintenance                                      315,379          316,497          615,077         587,388
     Insurance                                                   63,491           59,442          131,449         116,403
     Taxes                                                      129,592          132,005          263,594         265,670
                                                             ----------      -----------      -----------     -----------
Total operating expenses                                        851,276          858,758        1,743,413       1,643,044

Other expenses
     Depreciation                                               414,585          407,800          823,765         815,600
     Amortization                                                25,315           31,003           50,634          62,006
     Interest expense                                           478,714          502,535          956,215       1,025,366
     Other expenses                                              55,201           21,326           78,562          97,005
                                                            -----------      -----------      -----------     -----------
Total expenses                                                1,825,091        1,821,422        3,652,589       3,643,021
                                                            -----------      -----------      -----------     -----------

Net loss      $  (170,045)                                  $  (170,045)    $  (212,898)    $    (336,509)     $  (455,813)
              ===========                                   ===========      ===========      ===========

Net loss allocated

     General Partners                                       $   (17,005)    $    (21,290)   $     (33,651)    $   (45,581)

     Limited Partners                                       $  (153,040)    $   (191,608)    $   (302,858)    $  (410,232)
                                                            -----------     ------------     ------------     -----------

                                                            $  (170,045)   $    (212,898)   $    (336,509)     $ (455,813)
                                                            ===========    =============    =============      ==========

Net loss per unit outstanding - Limited Partners            $     (6.61)   $       (8.28)   $      (13.09)  $      (17.73)
                                                           ============    =============    =============   =============

                       See notes to Financial Statements.

BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------


                                                                              June 30,      December 31,
                                                                               1995              1994
                                                                             (Unaudited)       (Audited)
---------------------------------------------------------------------------------------------------------------------------------


                                                             ASSETS

Investment in Real Estate
     Land                                                                  $  4,015,369      $  4,015,369
     Buildings and improvements                                              37,493,153        37,218,583
                                                                           ------------      ------------
                                                                             41,508,522        41,233,952

         Less accumulated depreciation                                       17,607,610        16,783,845
                                                                           ------------      ------------
                                                                             23,900,912        24,450,107

Cash and cash equivalents                                                       730,975           923,214
Tenant security deposits - funded                                               143,622           125,295
Accounts receivable and other receivables                                        26,107            27,542
Escrow accounts                                                                 441,565           250,622
Reserve accounts                                                                465,729           413,464
Deferred costs, net of accumulated amortization
 of $973,357 and $922,723                                                     1,070,364         1,120,998
Prepaid expenses and other assets                                                89,071           199,999
                                                                           ------------      ------------
                                                                              2,967,433         3,061,134

Total Assets                                                               $ 26,868,345      $ 27,511,241
                                                                           ============      ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable in investment in
 real property
     Mortgage payable                                                      $ 20,402,978      $ 20,711,814

Other liabilities
     Accounts payable                                                           122,569           105,449
     Tenant security deposits                                                   149,375           133,245
     Accrued expenses and other liabilities                                     413,117           343,958
                                                                           ------------      ------------
Total Liabilities                                                            21,088,039        21,294,466

Partners' Capital
     Limited Partners                                                         6,927,525         7,330,343
     General Partners                                                        (1,147,219)       (1,113,568)
                                                                           ------------      ------------
Total Partners' Capital                                                       5,780,306         6,216,775

Total Liabilities and Partners' Capital                                    $ 26,868,345      $ 27,511,241
                                                                           ============      ============

                       See notes to Financial Statements.


STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------


For the Six Months Ended
June 30, 1995 and 1994 (Unaudited)                                                 1995              1994
---------------------------------------------------------------------------------------------------------------------------


   Cash flows from operating activities:
        Net loss                                                               $ (336,509)          $ (455,813)
        Adjustments to reconcile net loss to
         net cash provided by operating activities:
        Depreciation and amortization                                             874,399              877,606
        Changes in assets and liabilities:
           Increase in tenant security deposits - funded                          (18,327)             (66,629)
           Decrease (increase) in accounts receivable and
            other receivables                                                       1,435               (4,908)
           Increase in escrow accounts                                           (190,943)            (118,057)
           Decrease in prepaid expenses and other assets                          110,928              173,437
           Increase (decrease) in accounts payable                                 17,120              (12,195)
           Increase (decrease) in tenant security deposits                         16,130               (7,213)
           Increase in accrued expenses and other liabilities                      69,159              100,901
                                                                              -----------          -----------

     Net cash provided by operating activities                                    543,392              487,129

Cash flows from investing activities:
   Additions to buildings and improvements                                       (274,570)             (64,791)
   Increase in reserve accounts                                                   (52,265)             (60,705)
                                                                              -----------         ------------

   Net cash used in investing activities                                         (326,835)            (125,496)
                                                                              -----------         ------------

Cash flows from financing activities:
   Principal payments on mortgage note                                           (308,836)          (1,627,862)
   Cash distributions paid to partners                                            (99,960)             (99,971)
                                                                             ------------         ------------

     Net cash used in financing activities                                       (408,796)          (1,727,833)
                                                                             ------------         ------------

Net decrease in cash and cash equivalents                                        (192,239)          (1,366,200)

Cash and cash equivalents, beginning                                              923,214            2,394,552
                                                                             ------------         ------------

Cash and cash equivalents, end                                               $    730,975         $  1,028,352
                                                                             ============         ============


Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $    956,215         $  1,025,366
                                                                             ============         ============


                       See notes to Financial Statements.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------------------------------------------


                                                     Units of
For the Six Months Ended                              Limited           General          Limited
June 30, 1995 and 1994                            Partnership         Partners'        Partners'             Total
(Unaudited)                                          Interest           Capital          Capital           Capital
---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1994                             23,139      $(1,113,568)     $ 7,330,343       $ 6,216,775

Net loss                                                               (33,651)        (302,858)         (336,509)

Distributions                                                            -              (99,960)          (99,960)
                                                   ----------    -------------       ----------        ----------

Balance, June 30, 1995                                 23,139      $(1,147,219)     $ 6,927,525       $ 5,780,306
                                                     ========      ===========      ===========       ===========


Balance, December 31, 1993                             23,139      $(1,036,192)     $ 8,226,672       $ 7,190,480

Net loss                                                               (45,581)        (410,232)         (455,813)

Distributions                                                             -             (99,971)          (99,971)
                                                 ------------   --------------      -----------       -----------

Balance, June 30, 1994                                 23,139      $(1,081,773)     $ 7,716,469       $ 6,634,696
                                                    =========      ===========      ===========       ===========


                       See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)



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


2.      CASH AVAILABLE FOR DISTRIBUTION

The Managing General Partner determined it to be in the best interest of the Partnership to retain cash available for distribution from July 1, 1987 to December 31, 1990 in order to increase the Partnership's operating reserves. In 1991, Management began to distribute cash available for distribution. A distribution of $49,980 was paid in the quarter ended June 30, 1995 representing cash available for distribution from the prior quarter. Going forward, the Managing General Partner has determined to again retain any cash available for distribution pending the refinancing of the first mortgage loan encumbering Stratford Place Apartments.


3.      TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

ITEM 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnerships operating results for the quarter ended June 30, 1995 improved relative to the same period in 1994. The Partnership's net loss for the quarter declined from $212,898 in 1994 to $170,045 in 1995. Revenue increased by 2.9% and expenses remained stable.

The Partnership operated at a net loss of $336,509 for the six months ended June 30, 1995, compared to a net loss of $455,813 for the six months ended June 30, 1994. Excluding non-cash items such as depreciation and amortization, however, the Partnership's properties have, in the aggregate, generated cash flow, which the Partnership has used to make improvements to the properties, principal payments on the loans encumbering the properties and cash distributions to limited partners.

The Partnership's income increased by 4.0% for the first six months of 1995 compared to the first six months of 1994, primarily as a result of a 4.3% increase in rental income. On an aggregate basis, average rents at the Partnership's four properties have increased by 5.2% since the first six months of 1994. While overall average occupancy declined slightly from 92% to 90%, the Partnership was able to significantly reduce the level of tenant concessions, especially at Stratford Place Apartments. Occupancy improved at Stratford Place (from 92% to 96%) was stable at Sunflower (92%) but was lower at Meadow Wood (87% compared to 92%) and Stratford Village (86% compared to 92%).

The direct operating costs of the Partnership's properties increased by 6.1%, primarily as a result of a one-time fee that was paid to a consultant for reducing the 1994 through 1996 real estate tax liability of some of the Partnership's properties. This payment is reflected in the Partnership's "General & Administrative" expense. In addition, the Partnership's utility expense increased by 3.2% and repairs and maintenance expense increased by 4.7%, primarily as a result of additional carpet replacements in apartment units. Interest expense declined as a result of the Partnership's significantly reducing the principal balance of the Sunflower mortgage loan as part of a restructuring of the loan during 1994.

The Dallas (Sunflower) and Gaithersburg, Maryland (Stratford Place) markets are currently stable. The submarket of Jacksonville in which Meadow Wood is located has weakened somewhat as indicated by the property's lower occupancy for the quarter. Competition in the Montgomery, Alabama, market in which Stratford Village is located has increased dramatically with the addition of over 1,000 new apartment units to the market over the last year. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $274,570 on capital improvements during the first six months of 1995 compared to $64,791 in the six months of 1994. At two of the properties (Meadow Wood and Stratford Village), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $465,729 at June 30, 1995. Capital improvements from the other two properties are funded entirely from operations.

The Partnership is currently pursuing a refinancing of the first mortgage loan encumbering Stratford Place Apartments in Gaithersburg, Maryland, and it is unclear whether the Partnership will be able to obtain a new loan large enough to repay the existing loan in its entirety. In addition, the Partnership has been using its reserves to make the increased debt service payments on the Sunflower Apartments mortgage loan that are required by the restructuring of that loan. The increased payments are serving to significantly reduce the principal balance of that loan such that the loan will be fully repaid by the end of 1996. For these reasons the Partnership has elected to temporarily suspend quarterly cash distributions in order to be certain that the Partnership has sufficient reserves to refinance the Stratford Place loan. Cash distributions should resume after the Sunflower loan is retired.

The results of operations in future quarters may differ from the results of operations for the quarter ended June 30, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

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


                                            WINTHROP GROWTH INVESTORS 1
                                              LIMITED PARTNERSHIP
                                                 (Registrant)


                       BY: TWO WINTHROP PROPERTIES, INC.
                            Managing General Partner


DATED: August 11, 1995   By:  /s/Richard J. McCready
                              Richard J. McCready
                            Chief Operating Officer



DATED: August 11, 1995   By: /s/Thomas C. Staples
                               Thomas C. Staples
                            Chief Accounting Officer

SUPPLEMENTARY INFORMATION REQUIRED
PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT




June 30, 1995
(Unaudited)


1. Statement of Cash Available for Distribution for the three months ended June 30, 1995:

        Net loss                                                                              $(170,045)
        Add:   Amortization charges to income not affecting
               cash available for distribution                                                   10,783
               Net loss from the Properties                                                     149,607
               Cash from reserves                                                                59,635
                                                                                              ---------

        Cash Available for Distribution                                                       $  49,980
                                                                                              =========

        Distributions allocated to Limited Partners                                           $  49,980
                                                                                              =========


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended
        June 30, 1995:

---------------------------------------------------------------------------------------------------------------------------


Entity Receiving                                       Form of
Compensation                                      Compensation                                   Amount
---------------------------------------------------------------------------------------------------------------------------


Winthrop Management                    Property Management Fee                                   $81,619


All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.