Form 10-Q
period 1995-09-30
WINTHROP GROWTH INVESTORS I LP
filed 1995-11-14
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                          FORM 10-Q
             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995       Commission File Number 2-84760



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
STATEMENTS OF OPERATIONS



                                                                        Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   1995           1994                1995            1994
                                                             (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)

Income
     Rental                                                 $ 1,621,112      $ 1,542,973      $ 4,783,619     $ 4,575,195
     Interest on short-term investments                          10,801           11,753           34,337          43,908
     Other                                                       73,829           70,583          203,866         193,417
                                                           ------------     ------------     ------------    ------------
                                                              1,705,742        1,625,309        5,021,822       4,812,520
                                                            -----------      -----------      -----------     -----------
Expenses
     Leasing  59,207                                             57,048          162,928          144,082
     General & administrative                                    68,000           74,539          229,639         207,605
     Management Fees                                             82,151           76,928          245,816         237,060
     Utilities                                                  152,331          151,219          456,599         446,021
     Repairs & Maintenance                                      312,501          322,335          927,578         909,723
     Insurance                                                   64,316           62,482          195,765         178,885
     Taxes                                                      134,176          124,139          397,770         389,810
                                                             ----------      -----------      -----------     -----------
Total operating expenses                                        872,682          868,690        2,616,095       2,513,186

Other expenses
     Depreciation                                               414,585          407,796        1,238,350       1,223,396
     Amortization                                                25,315           31,006           75,951          93,012
     Interest expense                                           475,042          526,075        1,431,257       1,551,441
     Other expenses                                              14,811           26,255           93,371         121,811
                                                            -----------      -----------      -----------     -----------
Total expenses                                                1,802,435        1,859,822        5,455,024       5,502,846
                                                            -----------      -----------      -----------     -----------

Net loss      $   (96,693)                                  $  (234,513)     $  (433,202)     $  (690,326)
              ===========                                   ===========      ===========      ===========

Net loss allocated

     General Partners                                       $    (9,669)    $    (23,451)   $     (43,320)    $   (69,033)

     Limited Partners                                       $   (87,024)    $   (211,062)    $   (389,882)    $  (621,293)
                                                            -----------     ------------     ------------     -----------

                                                            $   (96,693)   $    (234,513)   $    (433,202)     $ (690,326)
                                                            ===========    =============    =============      ==========

Net loss per unit outstanding - Limited Partners            $     (3.76)   $       (9.12)   $      (16.85)  $      (26.85)
                                                           ============    =============    =============   =============

                                         See notes to Financial Statements.

BALANCE SHEETS



                                                                         September 30,      December 31,
                                                                               1995              1994
                                                                             (Unaudited)       (Audited)


                                     ASSETS

Investment in Real Estate
     Land                                                                  $  4,015,369      $  4,015,369
     Buildings and improvements                                              37,573,438        37,218,583
                                                                           ------------      ------------
                                                                             41,588,807        41,233,952

         Less accumulated depreciation                                       18,022,195        16,783,845
                                                                           ------------      ------------
                                                                             23,566,612        24,450,107

Cash and cash equivalents                                                       913,853           923,214
Tenant security deposits - funded                                               144,709           125,295
Accounts receivable and other receivables                                        29,864            27,542
Escrow accounts                                                                 383,024           250,622
Reserve accounts                                                                373,578           413,464
Deferred costs, net of accumulated amortization
 of $998,674 and $922,723                                                     1,045,047         1,120,998
Prepaid expenses and other assets                                               201,359           199,999
                                                                           ------------      ------------
                                                                              3,091,434         3,061,134

Total Assets                                                               $ 26,658,046      $ 27,511,241
                                                                           ============      ============

                                                LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in
 real property
     Mortgage payable                                                      $ 20,245,494      $ 20,711,814

Other liabilities
     Accounts payable                                                            86,544           105,449
     Tenant security deposits                                                   163,592           133,245
     Accrued expenses and other liabilities                                     478,803           343,958
                                                                           ------------      ------------
Total Liabilities                                                            20,974,433        21,294,466

Partners' Capital
     Limited Partners                                                         6,840,501         7,330,343
     General Partners                                                        (1,156,888)       (1,113,568)
                                                                           ------------      ------------
Total Partners' Capital                                                       5,683,613         6,216,775

Total Liabilities and Partners' Capital                                    $ 26,658,046      $ 27,511,241

                                         See notes to Financial Statements.

STATEMENTS OF CASH FLOWS



For the Nine Months Ended
September 30, 1995 and 1994 (Unaudited)                                            1995              1994


   Cash flows from operating activities:
        Net loss                                                               $ (433,202)          $ (690,326)
        Adjustments to reconcile net loss to
         net cash provided by operating activities:
        Depreciation and amortization                                           1,314,301            1,316,408
        Changes in assets and liabilities:
           Increase in tenant security deposits - funded                          (19,414)             (62,404)
           (Increase) decrease in accounts receivable and
            other receivables                                                      (2,322)              22,240
           Increase in escrow accounts                                           (132,402)             (42,279)
           Increase in prepaid expenses and other assets                           (1,360)             (14,354)
           (Decrease) increase in accounts payable                                (18,905)              54,739
           Increase (decrease) in tenant security deposits                         30,347               (5,756)
           Increase in accrued expenses and other liabilities                     134,845              111,542
                                                                              -----------          -----------

     Net cash provided by operating activities                                    871,888              689,810

Cash flows from investing activities:
   Additions to buildings and improvements                                       (354,855)            (110,040)
   Increase in reserve accounts                                                    39,886               33,361
                                                                              -----------         ------------

   Net cash used in investing activities                                         (314,969)             (76,679)
                                                                              -----------         ------------

Cash flows from financing activities:
   Principal payments on mortgage note                                           (466,320)          (1,697,037)
   Cash distributions paid to partners                                            (99,960)            (149,962)
                                                                             ------------         ------------

     Net cash used in financing activities                                       (566,280)          (1,846,999)
                                                                             ------------         ------------

Net decrease in cash and cash equivalents                                          (9,361)          (1,233,868)

Cash and cash equivalents, beginning                                              923,214            2,394,552
                                                                             ------------         ------------

Cash and cash equivalents, end                                               $    913,853         $  1,160,684
                                                                             ============         ============


Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $  1,431,257         $  1,548,361
                                                                             ============         ============


                                         See notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                     Units of
For the Nine Months Ended                             Limited           General          Limited
September 30, 1995 and 1994                       Partnership         Partners'        Partners'             Total
(Unaudited)                                          Interest           Capital          Capital           Capital


Balance, December 31, 1994                             23,139      $(1,113,568)     $ 7,330,343       $ 6,216,775

Net loss                                                 -             (43,320)        (389,882)         (433,202)

Distributions                                            -               -              (99,960)          (99,960)
                                                   ----------    -------------       ----------        ----------

Balance, September 30, 1995                            23,139      $(1,156,888)     $ 6,840,501       $ 5,683,613
                                                     ========      ===========      ===========       ===========


Balance, December 31, 1993                             23,139      $(1,036,192)     $ 8,226,672       $ 7,190,480

Net loss                                                 -             (69,093)        (621,293)         (690,326)

Distributions                                            -                -            (149,962)         (149,962)
                                                 ------------   --------------      -----------       -----------

Balance, September 30, 1994                            23,139     $ (1,105,225)     $ 7,455,417       $ 6,350,192
                                                    =========     ============      ===========       ===========


                                         See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)



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


2.      CASH AVAILABLE FOR DISTRIBUTION

The Managing General Partner determined it to be in the best interest of the Partnership to retain cash available for distribution from July 1, 1987 to December 31, 1990 in order to increase the Partnership's operating reserves. In 1991, Management began to distribute cash available for distribution. A distribution of $49,980 will be paid in the quarter ended December 31, 1995 representing cash available for distribution from the third quarter.


3.      TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

ITEM 2. -   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three month periods ended
September 30, 1995 and 1994

The Partnership's operating results for the quarter ended September 30, 1995 improved relative to the same period in 1994. The Partnership's net loss for the quarter declined from $234,513 in 1994 to $96,693 in 1995, a result of increased income of $80,433 and decreased expenses of $57,387.

The Partnership's income increased by 4.9% from $1,625,309 to $1,705,742 primarily as the result of increased rental revenue. Rental revenue increased at three of the Partnership's four properties. The revenue increases were achieved by maintaining stable occupancy levels while increasing rental rates. Average occupancy for the quarter ended September 30, 1995 was 92.5% compared to 91.4% in the same period last year. Average rents at the properties increased by 3.5% in 1995 compared to the similar period in 1994.

The Partnership's total operating expenses increased by .5% from $868,690 in 1994 compared to $872,682 in 1995. The Partnership's other expenses decreased by $61,379 primarily due to decreased interest expense on lower debt balances outstanding.

For the nine month periods ended
September 30, 1995 and 1994

The Partnership operated at a net loss of $433,202 for the nine months ended September 30, 1995, compared to a net loss of $690,326 for the nine months ended September 30, 1994. Excluding non-cash items such as depreciation and amortization, however, the Partnership's properties have, in the aggregate, generated cash flow, which the Partnership has used to make (i) improvements to the properties, (ii) principal payments on the loans encumbering the properties and (iii) cash distributions to limited partners.

The Partnership's income increased by 4.3% for the first nine months of 1995 compared to the first nine months of 1994, primarily as a result of a 4.6% increase in rental income. On an aggregate basis, average rents at the Partnership's four properties have increased by 4.6% over the first nine months of 1994. While overall average occupancy declined slightly from 92% to 91%, the Partnership was able to significantly reduce the level of tenant concessions, especially at Stratford Place Apartments. Improved occupancy at Stratford Place (from 92% to 97%) was offset by declines at Sunflower (from 92% to 89%) at Meadow Wood (from 90% to 89%) and Stratford Village (from 93% to 88%).

The direct operating costs of the Partnership's properties increased by 4.1%, primarily as a result of a one-time fee that was paid to a consultant for reducing the 1994 through 1996 real estate tax liability of some of the Partnership's properties. This payment is reflected in the Partnership's "General & Administrative" expense. In addition, the Partnership's utility expense increased by 2.4% and repairs and maintenance expense increased by 2.0%, primarily as a result of additional carpet replacements in apartment units. Interest expense declined as a result of the Partnership's significantly reducing the principal balance of the Sunflower mortgage loan as part of a restructuring of the loan during 1994.

The Dallas (Sunflower) and Gaithersburg, Maryland (Stratford Place) markets are currently stable. The submarket of Jacksonville, Florida (Meadow Wood) has weakened somewhat as indicated by the property's lower occupancy for the 1995 third quarter. Competition in the Montgomery, Alabama, market (Stratford Village) has increased dramatically with the addition of over 1,000 new apartment units over the last year. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $354,885 on capital improvements during the first nine months of 1995 compared to $110,040 in the nine months of 1994. At two of the properties (Meadow Wood and Stratford Village), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $383,024 at September 30, 1995. Capital improvements from the other two properties are funded entirely from operations.

The Partnership is currently pursuing a refinancing of the first mortgage loan encumbering Stratford Place Apartments in Gaithersburg, Maryland, and it is unclear whether the Partnership will be able to obtain a new loan large enough to repay the existing loan in its entirety. In addition, the Partnership has been using its reserves to make the increased debt service payments on the Sunflower Apartments mortgage loan that are required by the restructuring of that loan and repay the Suflower loan. The increased payments are serving to significantly reduce the principal balance of that loan such that the loan will be fully repaid by the end of 1996.

The results of operations in future quarters may differ from the results of operations for the quarter ended September 30, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

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


                                            WINTHROP GROWTH INVESTORS 1
                                              LIMITED PARTNERSHIP
                                                 (Registrant)


                       BY: TWO WINTHROP PROPERTIES, INC.
                            Managing General Partner


DATED: November 14, 1995    By:  /s/ Richard J. McCready
                              Richard J. McCready
                            Chief Operating Officer



DATED: November 14, 1995   By:  /s/ Anthony R. Page
                            Anthony R. Page
                            Chief Financial Officer

SUPPLEMENTARY INFORMATION REQUIRED
PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT




September 30, 1995
(Unaudited)


1. Statement of Cash Available for Distribution for the three months ended September 30, 1995:

        Net loss                                                                              $ (96,693)
        Add:   Amortization and depreciation charges to income not affecting
               cash available for distribution                                                  439,900
               Net, loss from the Properties                                                   (160,329)
               Cash added to reserves                                                          (132,878)
                                                                                              ---------

        Cash Available for Distribution                                                       $  50,000
                                                                                              =========



2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995:



Entity Receiving                                       Form of
Compensation                                      Compensation                                   Amount


Winthrop Management                    Property Management Fee                                   $82,151


All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.