Form 10-K
period 1995-12-31
WINTHROP GROWTH INVESTORS I LP
filed 1996-04-01
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                                       Commission File
For the fiscal year ended December 31, 1995            Number  2-84760

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                     04-2839837
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or  organization)                             Identification  No.)

One International Place, Boston, Massachusetts                   02110
     (Address of principal executive offices)                 (Zip  Code)

Registrant's telephone number, including area code:           (617) 330-8600

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of the Form 10K                 Document
into which incorporated              Incorporated by Reference

        I Prospectus of the Registrant dated May 11, 1984 as supplemented on August 21, 1984, November 1989, August 24, 1984, November 2, 1984, (the "Prospectus")

                                    Registrant's Current Report on Form 8-K
                                     filed January 6, 1986

                                    Registrant's Current Report on Form 8-K
                                    filed March 17, 1986


       III                           The Prospectus

                                                      PART I

Item 1.           Business.

      Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning and leasing income-producing residential, com mercial and industrial properties. The General Partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), which is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA"). See "Change in Control."

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

      Following are historical average occupancies and rental rates for the four properties in which the Partnership has acquired interests:

                                1995                          1994             1993              1992              1991
Sunflower
    Average Rent                $420                          $401             $387              $371              $355
    Average Occupancy          87.9%                          91.1%            88.2%             91.9%             95.3%

Meadow Wood
    Average Rent                $468                          $457             $448              $436              $426
    Average Occupancy          89.9%                          88.4%            91.8%             86.8%             92.2%

Stratford Place
    Average Rent                $640                          $634             $620              $610              $588
    Average Occupancy          95.6%                          92.1%            94.5%             91.4%             95.1%

Stratford Village
    Average Rent                $541                          $518             $477              $457              $445
    Average Occupancy          89.5%                          93.3%            97.5%             96.0%             94.7%

      Sunflower Apartments. Sunflower Apartments, is a 248 unit garden apartment complex, located in Dallas, Texas approximately eight miles northeast of the central business district. A description of the general character of this property and the terms of acquisition is contained in the Supplement to the Prospectus dated August 24, 1984, filed with the Commission pursuant to Rule 424(c) on September 7, 1984.

      Sunflower is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1995, of $2,700,000.

      On January 25, 1996, the Partnership refinanced the existing loan encumbering Sunflower Apartments. The new loan is in the principal amount of $2,700,000, bears interest at a rate of 7.46% per annum and matures on February 11, 2026. The monthly principal and interest payments under this loan are $18,804.89. The mortgage can be prepaid at any time on or after 2006 upon payment of a prepayment penalty which is reduced from 2006 to 2026.

      In 1993, in connection with its ongoing evaluation, management of the Partnership wrote down the carrying value of the property by $2,107,738 to its estimated net realizable value (approximately $3.7 million).

     During 1995, the Partnership completed $57,477 of capital improvements at the property, consisting primarily of apartment upgrades, including replacing appliances, carpeting and air conditioning units and property improvements including landscaping. These improvements were funded primarily from the Partnership's reserves. Capital improvements planned for 1996 consist of exterior siding replacement and painting as well as carpet and appliance replacements. These improvements are expected to cost approximately $263,000, which amount approximately half will be funded from operating cash flow and half from Partnership reserves.

      The Managing General Partner believes that the Dallas residential rental market where Sunflower is located has been competitive but is stable.

      Meadow Wood Apartments. Meadow Wood Apartments is a 356 unit garden apartment complex located in Jacksonville, Florida. A description of the general character of this property and the terms of acquisition is contained in the Supplement to the Prospectus dated November 2, 1984, filed with the Commission pursuant to Rule 424(c) on November 6, 1984.

     In 1995, the Partnership expended $289,555 on capital improvements, consisting primarily of exterior siding replacement and painting and apartment upgrades including carpet and appliance replacements . These improvements were funded from a combination of Partnership reserves and cash flow. Capital improvements costing approximately $120,000 are planned for 1996, including furniture and office equipment, landscaping and asphalt repairs. These improvements will be funded from cash flow and, if necessary, from Partnership reserves.

      The Jacksonville rental market became extremely competitive in 1991, and was further impacted by the closing of the Jacksonville Naval Shipyard in 1992. The market stabilized somewhat in 1993 but became increasingly competitive in 1994 and continued to remain competitive in 1995.

      Stratford Place Apartments. Stratford Place Apartments is a 350 unit garden apartment complex located in Gaithersburg, Maryland. A description of the general character of this property and the terms of acquisition (including the terms of the partnership arrangement with WFA and WFC Realty through which the Partnership invested in Stratford Place Apartments) is contained in the Partnership's Current Report on Form 8-K filed with the Commission on March 17, 1986, which description is attached hereto as an exhibit and incorporated herein by this reference.

      Stratford Place is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1995, of $10,027,183. This loan was due to mature on February 1, 1996. The Partnership, however, was able to extend the maturity date of the loan until May 1, 1996 for a fee of $10,000. It is anticipated that the loan will be able to be refinanced prior to maturity. If the loan is not refinanced or extended, the Partnership will be forced to sell this property or risk losing it through foreclosure

      In 1995, the Partnership spent $74,798 on capital improvements, which included primarily apartment carpet and air conditioning replacements. These improvements were funded from cash flow and Partnership reserves. Anticipated capital improvements of approximately $133,000 for 1996 include exterior siding repair and painting, apartment carpet replacement and mechanical systems repairs and replacements. These capital improvements will be funded from operating cash flow and, if necessary, Partnership reserves.

      In the opinion of the Managing General Partner, the Gaithersburg, Maryland rental apartment market is currently stable.

      Stratford Village. Stratford Village Apartments, is a 224 unit garden apartment complex is located in Montgomery, Alabama. A description of the general character of this property and the terms of acquisition is contained in the Partnership's Current Report on Form 8-K filed with the Commission on January 6, 1986, which description is attached hereto as an exhibit and incorporated herein by this reference.

      Stratford Village is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1995, of $5,295,397. This loan bears interest at an annual rate of 7.72% and matures on November 1, 2024. Monthly debt service payments are $38,194.

      In 1995, the Partnership spent $118,342 on capital improvements, primarily on roof and other structural repairs, landscaping, asphalt repairs and apartment carpet replacement. These improvements were funded from cash flow. The Partnership has budgeted capital improvements of approximately $120,000 for 1996, including apartment carpet replacement and asphalt repairs.

      The Managing General Partner believes that the Montgomery, Alabama rental apartment market is currently strong.

      The  Partnership   maintains  property  and  liability  insurance  on  its
properties and believes such coverage to be adequate.

      For the year ended December 31, 1995, rental revenues from Sunflower Apartments, Meadow Wood Apartments, Stratford Place Apartments and Stratford Village 17%, 27%, 37%, and 19%, respectively, of the total rental revenues of the Partnership.

Employees

      The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner and agents retained by the Managing General Partner, including Winthrop Management, an affiliate of the Managing General Partner.

Partnership Agreement Amendment

         In August 1995, Section 10.1 of the Partnership's partnership agreement was amended to clarify and remove any ambiguities pertaining to the requirements for calling and voting at a meeting of Limited Partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the Managing General Partner or by one or more or Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         On December 22, 1994, Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC.
 On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partnership interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See
Item 10, "Directors and Executive Officers of Registrant.

Item 2.           Properties.   See Item 1 above.

Item 3.           Legal Proceedings.

      The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

      The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1995, there were 1,322 holders of Units holding 23,139 units. During 1994, certain Limited Partners elected to abandon their interests in the Partnership, reducing the number of outstanding Units to 23,139.

             The Partnership Agreement requires that any "Cash Available for Distribution" (defined under the Partnership Agreement as Cash Flow less any amounts set aside from Cash Flow for the restoration or creation of reserves) be distributed quarterly to the Partners in specified proportions and priorities. During the years ended December 31, 1995 and 1994, the Partnership made cash distributions with respect to the Units to holders thereof in the aggregate amounts of $149,941 and $199,943 respectively.

             See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Partnership's ability to make distributions.

Item 6.           Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                              For the years ended or as of December 31,
                                                1995          1994            1993            1992                1991

Rental income                               $ 6,389,445  $ 6,118,605    $ 6,206,712      $ 5,896,067        $ 5,909,583

Income from short-term investments               62,914       64,797         83,073           90,572            131,581

Other income                                    302,456      265,873        219,853          247,178            277,236

Total Income                                $ 6,754,817  $ 6,449,275    $ 6,509,638      $ 6,233,817        $ 6,318,400

Total Expenses                              $ 7,065,946  $ 7,223,037    $ 9,431,805      $ 7,312,562        $ 7,072,300

Net income (loss)                           $  (311,129) $  (773,762)   $(2,922,167)     $(1,078,745)       $  (753,900)

Net loss per weighted average
Unit of limited partnership interest
outstanding:                                $    (12.10) $    (30.10)   $  (113.61)      $   (41.94)       $     (29.31)

Total assets                                $26,483,003  $27,511,241   $30,361,979      $33,717,221         $35,234,914

Mortgage notes payable                      $20,081,080  $20,711,814   $22,599,665      $22,788,736         $22,938,375

Total cash  distributions per Unit of
limited  partnership  interest,  including
amounts distributed after year end with
respect to the year:                        $      6.48  $      8.64    $        8.64   $     15.12         $     45.90





Item 7.          Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Liquidity and Capital Resources.



      The  Partnership  receives  rental  income  from  its  properties  and  is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants pursuant to leases with original terms ranging from three to fourteen months.

      As of December 31, 1995, the Partnership's balance of cash and cash equivalents was $907,734, including funds held at the various properties in which the Partnership has invested, a decrease of $15,480 as compared to 1994. The Partnership has invested, and expects to continue to invest, such amounts in short-term money market instruments until required for Partnership purposes.

      The Partnership's interest income from its short-term investments and cash flow derived from its investments in real properties were sufficient in 1995 to pay general and administrative expenses, and are expected to be sufficient in future years to pay these amounts.

     Each of the properties in which the Partnership has invested requires cash to make principal and interest payments on its mortgage indebtedness, to pay operating expenses, management fees, general and administrative expenses and to complete capital improvements. Three of the four properties (Stratford Village Apartments, Meadow Wood Apartments and Stratford Place Apartments) were able to meet these obligations from their operating income in 1995. Sunflower Apartments operated at a slight deficit, which was funded by the Partnership's reserves. Anticipated capital improvements in 1996 will be funded from a combination of the Partnership's reserves and property cash flow. See "Item 1, Business" for a description of anticipated capital improvements to be made at the properties in 1996.

     The Partnership has maintained its quarterly distributions at the same level during 1993 and 1994 and all but one quarter in 1995 because it required a significant portion of its reserves to reduce the principal balance of the Sunflower Apartments mortgage loan.

      The loan encumbering Sunflower Apartments matured on January 1, 1994 at which point a balloon payment in the approximate amount of $2,808,696 was due. In March 1994, the Partnership used $1 million of its reserves to make a principal payment on the loan. As a result of that payment, the lender extended the maturity of the loan to June 30, 1994. In June 1994, the Partnership made an additional principal payment of $500,000 to further extend the maturity date to August 31, 1994. On September 9, 1994, the Partnership and the lender agreed to a modification of the loan that called for fixed monthly payments of principal and interest to increase from $29,256 to $47,893. Such payments would have retired the remaining balance of the loan on December 1, 1996. On January 25, 1996, the Partnership successfully completed refinancing for Sunflower Apartments with Nomura Asset Capital Corporation in the amount of $2.7 million with an interest rate of 7.46% per annum with a maturity date of February 11, 2026. The fixed monthly payment of interest and principal of $18,805 reflects a significant decrease from the $47,893 required by the previous financing. The Partnership is presently pursuing refinancing on the loan encumbering Stratford Place Apartments. Although the existing loan matured on February 1, 1996 the Partnership paid a fee of $10,000 and arranged an extension through May 1, 1996 in which the monthly payment of principal and interest will remain $103,596. The Partnership anticipates refinancing to be complete by May 1, 1996.

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

Results of Operations

      1995 Compared to 1994: The Partnerships total revenue increased by approximately 4.7% in 1995 compared to 1994 as revenues increased by $305,542 which was partially offset by an increase in expenses of $25,718. Rental income increased by 4.4% from $6,118,605 in 1994 to $6,389,441 in 1995 as higher rental income at Sunflower, Stratford Place and Meadowwood more than offset lower rental income at Stratford Village. Average apartment rents for the Partnership's properties increased by approximately 2.7% from $510 to $524. The average occupancy stayed constant at approximately 91% in both 1994 and 1995. Occupancy improvements at Meadowwood (from 89% to 90%) and Stratford Place (92% to 96%) were offset by decreases at Stratford Village (from 94% to 89%) and Sunflower (from 91% to 88%). Other income also improved by approximately 14% from $265,873 in 1994 to $302,456 in 1995 primarily as a result of an increase in collections for such fees as application, lease termination and late charges.

      The expenses of operating the Partnership's properties increased by less than 1%, from $3,471,106 in 1994 to $3,496,819 in 1995. Increases in the general & administrative and utility categories were offset by savings recognized in repair & maintenance.

      The Partnership's expenditures for capital improvements increased by approximately 77% from $303,764 in 1994 to $540,170 in 1995. The Partnership recovered approximately 22%, or $118,126 of these expenditures from the replacement reserves. This recovery represented an increase of 76% or $51,034 from 1994. The increase in capital expenditures, by property, was as follows:
Meadowwood Apartments - $153,091 for exterior painting/siding; Stratford Village
- - $28,000 for landscaping and $14,350 for gutter installation; Stratford Place - $11,078 for hvac improvements.



      1994 Compared to 1993: The Partnership's total revenue decreased by approximately 1.0% in 1994 compared to 1993 as revenue decreased by $60,363 along with an increase in expenses of $18,057. Rental income declined by 1.4%, from $6,206,712 in 1993 to $6,118,605 in 1994 as lower rental income at
Stratford Place and Meadow Wood more than offset higher rental income at Sunflower and Stratford Village. While average apartment rents for the Partnership's properties increased by approximately 3.7%, from $492 to $510, average occupancy declined from 93% in 1993 to 91% in 1994. Interest income declined from $83,073 to $64,797 because the Partnership used a significant portion of its reserves to reduce the principal balance of the mortgage loan encumbering Sunflower Apartments. Other income (including revenues from laundry, vending, late fees and lease termination fees) increased by approximately 20.1% from $219,853 in 1993 to $265,873 in 1994, primarily as a result of increased lease termination fees at Stratford Place and Stratford Village.


      Expenses of operating the Partnership's properties increased by less than 1%, from $3,453,049 in 1993 to $3,471,106 in 1994. Increases in payroll and insurance costs as well as higher real estate taxes were offset by lower utility and repair and maintenance expenses.
      Other expenses of the Partnership (depreciation and amortization, interest expense and provision for writedown of real estate) decreased significantly from 1993 to 1994, predominantly because of a $2,107,738 provision in 1993 for investment property writedown with respect to Sunflower Apartments. Aside from this writedown, the Partnership's other expenses decreased by approximately 1.8% from 1993 to 1994. Interest expense on the Partnership's mortgages decreased by approximately 5.5% from 1993 to 1994, primarily as a result of lower interest expense on the Sunflower mortgage loan, while depreciation and amortization expenses remained essentially flat between 1993 and 1994.

      The Partnership's net loss declined from $2,922,167 in 1993 to $773,762 in 1994, primarily as a result of the 1993 investment property writedown.

      The Partnership's expenditures for capital improvements increased from $148,349 in 1993 to $303,764 in 1994. These expenditures were mainly in the areas of structural improvements, appliances, common area improvements and carpeting.


Item 8.           Financial Statements and Supplementary Data.

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                      INDEX

                              FINANCIAL STATEMENTS


Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Operations for the Years
        Ended December 31, 1995, 1994 and 1993

Consolidated  Statements  of Changes in  Partners'  Capital  for the Years Ended
        December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                     SCHEDULE

III - Real Estate and Accumulated Depreciation as of December 31, 1995

All schedules prescribed by Regulation S-X, other than the one indicated above, have been omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                                                    WINTHROP GROWTH INVESTORS I
                                                      LIMITED PARTNERSHIP

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                AS OF DECEMBER 31, 1995 AND 1994
                                                 TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Winthrop Growth Investors I Limited Partnership:

We have audited the accompanying consolidated balance sheets of Winthrop Growth Investors I Limited Partnership (a Massachusetts limited partnership) as of
December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of two of the subsidiaries as of and for each of two years in the period ended December 31, 1994, which statements reflect approximately 49% of total consolidated assets as of December 31, 1994, and 47% of consolidated revenues in 1994 and 1993. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Growth Investors I Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Growth Investors I Limited Partnership management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements as a whole.



                                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 22, 1996

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994



                                                                                          1995              1994
                                     ASSETS

REAL ESTATE, AT COST:
   Land                                                                              $    4,015,369   $    4,015,369
   Buildings and improvements, net of accumulated depreciation of $18,354,792 and
   $16,783,845, respectively                                                             19,403,961       20,434,738
                                                                                     --------------   --------------
                                                                                         23,419,330       24,450,107

OTHER ASSETS:
   Cash and cash equivalents                                                                907,734          923,214
   Escrow accounts and other receivables                                                    831,416          816,923
   Deferred costs, net of accumulated amortization of $1,026,001 and $922,723,
   respectively                                                                           1,017,720        1,120,998
   Other                                                                                    306,803          199,999
                                                                                     --------------   --------------

         Total assets                                                                $   26,483,003   $   27,511,241
                                                                                     ==============   ==============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Mortgage notes payable                                                            $   20,081,080   $   20,711,814
   Accounts payable                                                                         102,478          105,449
   Security deposits                                                                        162,052          133,245
   Accrued expenses and other liabilities                                                   381,688          343,958
                                                                                     --------------   --------------

         Total liabilities                                                               20,727,298       21,294,466
                                                                                     --------------   --------------

PARTNERS' CAPITAL:
   Limited partners-
     Units of limited partnership interest, $1,000 stated value per unit-
       Authorized--50,005 units
       Issued and outstanding--23,139 units                                                6,900,386        7,330,343
   General partners                                                                      (1,144,681)      (1,113,568)
                                                                                     --------------   --------------

         Total partners' capital                                                          5,755,705        6,216,775
                                                                                     --------------   --------------

         Total liabilities and partners' capital                                     $   26,483,003   $   27,511,241
                                                                                     ==============   ==============


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                         1995             1994              1993

REVENUE:
   Rental                                                          $     6,389,445   $     6,118,605  $     6,206,712
   Interest on short-term investments                                       62,916            64,797           83,073
   Other income                                                            302,456           265,873          219,853
                                                                   ---------------   ---------------  ---------------

         Total revenue                                                   6,754,817         6,449,275        6,509,638
                                                                   ---------------   ---------------  ---------------

EXPENSES:
   Real estate taxes                                                       527,805           501,783          466,822
   Payroll                                                                 706,130           657,827          551,748
   Utilities                                                               629,472           591,909          630,796
   Repairs and maintenance                                                 715,258           808,596          900,742
   Insurance                                                               175,756           159,038          127,155
   General and administrative                                              412,584           435,459          460,198
   Management fees                                                         329,814           316,494          315,588
   Interest                                                              1,894,902         2,000,474        2,116,212
   Depreciation                                                          1,570,947         1,636,723        1,631,193
   Amortization                                                            103,278           114,734          123,613
   Provision for write-down of real estate                                       -                 -        2,107,738
                                                                   ---------------   ---------------  ---------------

         Total expenses                                                  7,065,946         7,223,037        9,431,805
                                                                   ---------------   ---------------  ---------------

         Net loss                                                  $      (311,129)  $      (773,762) $    (2,922,167)
                                                                   ===============   ===============  ===============

NET LOSS ALLOCATED:
   General partners                                                $       (31,113)  $       (77,376) $      (292,217)
   Limited partners                                                       (280,016)         (696,386)      (2,629,950)
                                                                   ---------------   ---------------  ---------------

                                                                   $      (311,129)  $      (773,762) $    (2,922,167)
                                                                   ===============   ===============  ===============

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST                     $    (12.10)      $    (30.10)     $   (113.61)
                                                                      ===========       ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                    Units of
                                                     Limited           General           Limited      Total Partners'
                                                   Partnership        Partners'         Partners'         Capital
                                                     Interest          Capital           Capital

BALANCE, DECEMBER 31, 1992                              23,149     $    (743,975)    $  11,056,629    $  10,312,654

  Net loss                                                   -          (292,217)       (2,629,950)      (2,922,167)

  Partner distributions                                      -                 -          (200,007)        (200,007)
                                                 -------------     -------------     -------------    -------------

BALANCE, DECEMBER 31, 1993                              23,149        (1,036,192)        8,226,672        7,190,480

  Abandonments                                             (10)                -                 -                -

  Net loss                                                   -           (77,376)         (696,386)        (773,762)

  Partner distributions                                      -                 -          (199,943)        (199,943)
                                                 -------------     -------------     -------------    -------------

BALANCE, DECEMBER 31, 1994                              23,139        (1,113,568)        7,330,343        6,216,775

  Net loss                                                   -           (31,113)         (280,016)        (311,129)

  Partner distributions                                      -                 -          (149,941)        (149,941)
                                                 -------------     -------------     -------------    -------------

BALANCE, DECEMBER 31, 1995                              23,139     $  (1,144,681)    $   6,900,386    $   5,755,705
                                                 =============     =============     =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                         1995             1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $      (311,129)  $      (773,762) $    (2,922,167)
     Adjustments to reconcile net loss to net cash provided by
     operating activities-
     Depreciation and amortization                                       1,674,225         1,751,457        1,754,806
     Provision for write-down of real estate                                     -                 -        2,107,738
     Changes in assets and liabilities-
       Increase (decrease) in accounts payable, accrued expenses
         and security deposits                                              63,566            10,818          (43,997)
       Increase in escrow accounts and other assets                       (121,297)          (56,311)         (15,587)
                                                                   ---------------   ---------------  ---------------

                  Net cash provided by operating activities              1,305,365           932,202          880,793
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (540,170)         (303,764)        (148,349)
                                                                   ---------------   ---------------  ---------------

              Net cash used by investing activities                       (540,170)         (303,764)        (148,349)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Refinancing costs refunded, net                                               -                 -           47,025
   Principal payments on mortgage notes                                   (630,734)       (1,887,851)        (189,071)
   Partner distributions                                                  (149,941)         (199,943)        (200,007)
   Deferred financing costs                                                      -           (11,982)               -
                                                                   ---------------   ---------------  ---------------

              Net cash used by financing activities                       (780,675)       (2,099,776)        (342,053)
                                                                   ---------------   ---------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (15,480)       (1,471,338)         390,391

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               923,214         2,394,552        2,004,161
                                                                   ---------------   ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $       907,734   $       923,214  $     2,394,552
                                                                   ===============   ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995




(1)    ORGANIZATION

       Winthrop Growth Investors I Limited Partnership (the Partnership) was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real properties. The Partnership has acquired two properties through joint venture agreements, one through a partnership agreement and one through a fee simple interest (the Properties). All of the Properties are residential apartment complexes. The Partnership shall continue in full force and effect until December 31, 2003 or until dissolution, in accordance with the terms of the partnership agreement.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    Basis of Accounting

              The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues primarily consist of rents, interest on investments, and laundry/vending income. Rental revenue is recognized under the gross rent potential method by crediting gross rent potential at the beginning of each month and reducing gross potential by vacancy losses and concessions at the end of each month.

       (b)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    Basis of Consolidation

              The accompanying financial statements of the Partnership have been consolidated with those of the Properties. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           WINTHROP GROWTH INVESTORS I

                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

                                   (Continued)


(2)    SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (d)    Investments in the Properties

              The Partnership acquired a 99%, 99.99%, 99.98% and 100% interest (the Controlling Interest) in four real properties, DEK Associates
              (DEK), Meadow Wood Associates (Meadow Wood), Stratford Place Investors Limited Partnership (Stratford Place) and Stratford Village Realty Trust (Stratford Village), respectively. The Partnership's original investment in Meadow Wood was through a joint venture agreement in which it owned a 95% general partnership interest. Effective December 1, 1988, the Partnership converted the joint venture into a limited partnership in which the Partnership is the sole general partner. Subsequently, on November 15, 1990, the Partnership restructured Meadow Wood into a general partnership in which the Partnership now owns a 99.99%
              general partnership interest. Effective October 7, 1988, the Partnership also converted the joint venture of DEK into a limited partnership. The Partnership has become the sole general partner for both partnerships and continues to receive the same allocation of income, losses and cash distributions as prior to the conversion. Due to cumulative minority interest losses exceeding the minority interest capital, the Partnership recorded 100% of the losses of all the properties in 1995 and 1994.

       (e)    Income Taxes

              No provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements of the Partnership. The Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

       (f)    Distributions to Partners

              The Partnership's management has determined that current year cash available for distribution and cash retained from prior years' operations were sufficient to support a distribution to the limited partners of $149,941, $199,943 and $200,007 in 1995, 1994 and 1993, respectively.

       (g)    Depreciation

              For financial statement purposes, each of the Properties depreciates the cost of its real property over 25 years and its personal property over 5 to 10 years using the straight-line method. For tax purposes, depreciation is computed using the accelerated cost recovery system (ACRS) over 18 or 19 years for real property and five years for personal property.

       (h)    Deferred Costs

              Costs relating to the acquisition of the Properties are capitalized and amortized over 25 years. Costs in excess of the Partnership's initial basis in the net assets of the Properties are amortized over the estimated useful lives of the underlying assets.

       (i)    Reclassifications

               Certain prior year amounts have been reclassified to conform with the current year's presentation.

(3)    STATEMENTS OF CASH FLOWS

       For the purpose of the consolidated statements of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       The following details supplemental cash flow information:

                                        1995             1994             1993

        Cash paid for interest  $    1,891,994    $    1,994,040   $   2,031,935

(4)    TRANSACTIONS WITH RELATED PARTIES

       Two Winthrop  Properties,  Inc.  (Two  Winthrop or the  Managing  General
       Partner), Winthrop Securities Co., Inc. (Winthrop Securities or the Selling Agent) and Winthrop Management are wholly owned subsidiaries of First Winthrop Corporation which, in turn, is wholly owned by Winthrop Financial Associates, A Limited Partnership (WFA). WFA and its affiliates manage or advise a large number of partnerships organized to own or operate apartment complexes, as well as other real estate investments, or to invest in other limited partnerships that own or operate apartment complexes or other real estate investments.

       Winthrop Management is the management agent for all four properties. Pursuant to each management agreement, the partnerships and trust pay a 5% management fee based on gross rental collections. The total management fee paid by the Properties for the years ended December 31, 1995, 1994 and 1993 amount to $329,814, $316,494 and $315,588, respectively.

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

(5)      MORTGAGE NOTES PAYABLE

          The mortgage notes payable by the Properties at December 31, 1995 and 1994 are as follows:

                                                                                               1995             1994
       DEK
       9.5% mortgage notes,  beginning  November 1, 1991 through August 1, 1994, monthly  payments of $29,256 were applied  first to accrued  interest and then to principal; effective January 1, 1994, management renegotiated the loan. Two principal payments totaling  $1,500,000 reduced the outstanding loan balance to $1,198,544 as of August 31, 1994;  beginning September 1,
       1994,  the note was due in monthly  payments of $47,893 for principal and interest  through the scheduled  maturity on December 1, 1996.  This note was subsequently  paid off with proceeds from refinancing of the mortgage in January, 1996. See Note 9

                                                                                         $       546,204   $     1,043,092

       Meadow Wood
       10.00%  mortgage note,  payable in equal monthly  installments of $36,966 for  principal and  interest,  with a final payment of $4,071,038  due at maturity on
       December 1, 2000                                                                        4,212,296         4,233,492

       Stratford Place
       9.6875% wrap  mortgage  note,  payable in monthly  principal and interest installments  of $87,789  through  maturity on February 1, 1996, at which time the final principal  payment of $10,023,041  was due.  Subsequent to
       December 31, 1995,  management extended the final payment due date to May
       1, 1996. See Note 9
                                                                                              10,027,183        10,092,324

       Stratford Village
       7.72% mortgage note, payable in equal monthly installments of $38,194 for
       principal and interest, through maturity on November 1, 2024                            5,295,397         5,342,906
                                                                                         ---------------   ---------------

                                                                                         $    20,081,080   $    20,711,814
                                                                                         ===============   ===============


       The 9.50% mortgage note agreement between DEK and Travelers Insurance Company (Travelers) became effective in 1988. Under the terms of the agreement, DEK was to make a final payment of $2,808,696 on January 1, 1994. During 1994, management renegotiated the loan under the terms specified above. In connection with its ongoing evaluation of the property, management of the Partnership wrote down the carrying value of the property by $2,107,738 to its estimated net realizable value (approximately $3.7 million) at December 31, 1993. The reserve is reflected as a component of accumulated depreciation in the accompanying balance sheet. Subsequent to December 31, 1995, DEK refinanced the mortgage note with Nomura Asset Capital Corporation and paid off the existing mortgage note with Travelers.

       The 9.6875 wrap note payable by Stratford Place represents two separate but wrap-around mortgages. The first mortgage is held by GMAC Commercial Mortgage Corporation (GMAC) with an original principal amount of $9,500,000. This loan bears interest at an annual rate of 10.625% at December 31, 1995. The second mortgage, which wraps around the first mortgage, was taken out to provide additional financing to Stratford Place. The Klingbeil Company (Klingbeil) holds the second mortgage with an original principal amount of $10,400,000. The second mortgage had an annual interest rate of 9.6875% at December 31, 1995 and was payable in monthly installments of principal and interest through February 1, 1996. In January 1996, Stratford Place obtained a 90-day extension from GMAC. On February 2, 1996, it paid off the wrap-around mortgage to Klingbeil in the amount of $900,000, leaving GMAC as the sole holder of the mortgage. See Note 9.

          The mortgage notes payable are collateralized by the Properties' land and buildings.

       As of December 31, 1995, anticipated future principal payments are as follows:

        1996             $    10,648,111
        1997                      81,281
        1998                      88,422
        1999                      96,202
        2000                   4,172,674
        Thereafter             4,994,390
                         ---------------

        Total            $    20,081,080
                         ===============

       Based on the borrowing rates currently available to the Partnership for mortgage notes with similar terms, the fair value of the Partnership's aggregate mortgage note payable at December 31, 1995 is approximately $20,653,000.

(6)    TAX LOSS

       The Partnership's tax loss differs from that for financial reporting purposes primarily due to the differences in the recognition of depreciation and the amortization of deferred costs. A reconciliation of the tax loss for 1995 and 1994 is as follows:

                                                                                            1995              1994

        Net loss for financial reporting purposes                                      $     (311,129)  $     (773,762)
        Timing difference of recognition of rental income for tax and financial
          reporting purposes                                                                   15,046           (7,412)
        Depreciation                                                                          (38,972)          68,094
        Amortization of deferred costs                                                         (1,948)           8,660
                                                                                       --------------   --------------

                 Tax loss                                                              $     (337,003)  $     (704,420)
                                                                                       ==============   ==============

(7)    COMMITMENTS AND CONTINGENCIES

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

(8)    PROPERTY SUMMARY

       The following is a summary of the Properties and the related mortgage notes payable as of December 31, 1995.

                                                      Land
        Property/                      Date of    Buildings and    Accumulated     Interest                  Principal
        Location                      Purchase    Improvements     Depreciation      Rate      Maturity     Outstanding

        Sunflower Apartments
        Dallas, TX                    08/31/84   $     8,144,484  $   4,904,625         9.50% 12/01/96*    $     546,204

        Meadow Wood Apartments
        Jacksonville, FL              12/03/84        10,921,719      4,612,173        10.00%  12/01/00        4,212,296

        Stratford Place Apartments
        Gaithersburg, MD              12/18/85        14,150,612      5,366,536         9.69%  02/01/96**     10,027,183

        Stratford Village Apartments
        Montgomery, AL                02/28/86         8,557,307      3,471,458         7.72%  11/01/24        5,295,397
                                                 ---------------  -------------                            -------------

                                                 $    41,774,122  $  18,354,792                            $  20,081,080
                                                 ===============  =============                            =============

 *  Paid off in January 1996. See Note 5 and 9.
 ** Due date was extended to May 1, 1996 subsequent to year-end.
    See Note 5 and 9.

(9)    SUBSEQUENT EVENTS

       On January 10, 1996, one of the Properties, Stratford Place, sent to GMAC a good faith deposit of $47,500 and an application fee of $30,000 to request an extension on the first mortgage held by GMAC which was scheduled to mature on February 1, 1996. On January 24, 1996, Stratford Place obtained a 90-day extension on the GMAC mortgage for an additional fee of $10,000. On February 2, 1996, $900,000 was paid to Klingbeil in order to pay off the wrap-around portion of the mortgage, leaving GMAC as the sole mortgageholder. The Partnership is presently in the process of refinancing the GMAC mortgage.

       On January 24, 1996, DEK refinanced the mortgage note payable with Nomura Asset Capital Corporation for $2,700,000. This mortgage note is secured by the Property and carries an interest rate of 7.46% per annum. Under the terms of the new agreement, DEK is required to make monthly principal and interest payments of $18,805 through January 11, 2026, and the remaining principal and any unpaid interest are due on February 11, 2026. In connection with the refinancing, DEK paid off its loan payable to Traveler's on January 29, 1996. Of the remaining net proceeds of $1,669,757, the amount of $900,000 was funded to Stratford Place to pay off the second mortgage held by Klingbeil. The balance will be used for operations of DEK.

                           WINTHROP GROWTH INVESTORS I
                               LIMITED PARTNERSHIP

                       SUPPLEMENTARY INFORMATION REQUIRED
              PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT
                                DECEMBER 31, 1995
                                   (UNAUDITED)



                                                                                          Three
                                                                                         Months                 Year
                                                                                          Ended            Ended
                                                                                      December 31,      December 31,
                                                                                          1995              1995
                                                                                       (Unaudited)      (Unaudited)
STATEMENTS OF CASH AVAILABLE FOR DISTRIBUTION:
   Net loss                                                                          $      (69,651)  $     (311,129)
   Amortization charges to income not affecting cash available for distribution              25,819          103,278
   Net loss from the properties                                                              39,214          232,869
   Cash from reserves                                                                             -          118,126

   Cash available for distribution                                                           (4,618)         143,144

   Distributions allocated to general partners                                                    -                -

   Distributions allocated to limited partners                                               49,981          149,941


(a)  Cash   distributions  were  paid  from  current  year  cash  available  for distribution and from cash retained from prior years'  operations (see Note
     2).

     Fees and other compensation paid or accrued by the Partnership to the general partners or their affiliates during the three months ended December 31, 1995.

Entity Receiving Compensation    Form of Compensation            Amount

Winthrop Management             Property Management Fees    $     83,998

     All other  information  required pursuant to Section 9.4 of the Partnership
     Agreement  is  set  forth  in  the  accompanying   consolidated   financial
     statements and related notes or Annual Partnership Report.

                   WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                                   SCHEDULE III
                                  DECEMBER 31,1995



             REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
             HELD BY THE PARTNERSHIP AS OF DECEMBER 31, 1995

             Initial cost to the Properties and gross amount at which carried as of December 31, 1995 ( b,c and d )

                                                                  Buildings,                     Accumulated     Date
                    Number of      Outstanding                  Improvements                    Depreciation   Interest  Depreciable
Description         Apartments     Encumbrance(A)    Land    & Personal Property  Total (D)    as of 12/31/95  Acquired     Life

Apartment Complexes,
Location:
The Sunflower              248           546,204  $1,624,345          6,520,139     8,144,484       4,904,625   8/31/84    5-25 Yrs
Apartments,
Dallas, TX
- -  99%

Meadow Wood                356         4,212,296    $689,883         10,231,836    10,921,719       4,612,173   12/03/84   5-25 Yrs
Apartments,
Jacksonville, FL
- - 99.99%

Stratford Place            350        10,027,183  $1,368,000         12,782,612    14,150,612       5,366,536   12/18/85   5-25 Yrs
Apartments,
Gaithersburg, MD
- -  99.98%

Stratford Village          224         5,295,397    $333,141          8,224,166     8,557,307       3,471,458   2/28/86    7-25 Yrs
Apartments,
Montgomery, AL
- -  100%

                          1178       $20,081,080  $4,015,369        $37,758,753   $41,774,122     $18,354,792



             (A) See Note 5 of Notes to Consolidated Financial Statements for
                 information regarding the terms of various encumbrances.
             (B) The cost of the properties represents the purchase price of the properties, but excluding acquisition fees and expenses.
             (C) The total cost of land, buildings, improvements and personal property net of accumulated depreciation at December 31, 1995 for federal income tax purposes is $18,858,086.
             (D) Reconciliation of Cost:

                   Balance as of December 31, 1991                                40,329,963
                    Additions during 1991                                            451,876
                   Balance as of December 31, 1992                                40,781,839
                    Additions during 1993                                            148,349
                   Balance as of December 31, 1993                                40,930,188
                    Additions during 1994                                            303,764
                   Balance as of December 31, 1994                                41,233,952
                    Additions during 1995                                            540,170
                   Balance as of December 31, 1995                                41,774,122

             (E) Reconciliation of Accumulated Depreciation:

                   Balance as of December 31, 1991                                 9,987,894
                    Depreciation Expense                                           1,611,332
                   Balance as of December 31, 1992                                11,599,226
                   Provision for write-down of real estate                         1,916,703
                    Depreciation Expense                                           1,631,193
                   Balance as of December 31, 1993                                15,147,122
                    Depreciation Expense                                           1,636,723
                   Balance as of December 31, 1994                                16,783,845
                    Depreciation Expense                                           1,570,947
                   Balance as of December 31, 1995                                18,354,792




Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

      None.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                               Has Served as
                          Position Held with the               a Director or
  Name                    Managing General Partner             Officer Since

Michael L. Ashner         Chief Executive Officer                  1-96
                          and Director

Ronald J. Kravit          Director                                 7-95

W. Edward Scheetz         Director                                 7-95

Richard J. McCready       President and
                          Chief Operating Officer                  7-95

Jeffrey D. Furber         Executive Vice President                 1-96
                          and Clerk

Anthony R. Page           Chief Financial Officer                  8-95
                          Vice President and
                          Treasurer

Peter Braverman           Senior Vice President                    1-96

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

       (e) Business Experience. The Managing General Partner was incorporated in Massachu setts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and
Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald J. Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey D. Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

      Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

      (f)  Involvement in Certain Legal Proceedings.   None.

Item 11.  Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a)   Security ownership of certain beneficial owners.

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 11, 1984 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

      (b)   Security ownership of management.

      As of December 31, 1995, an affiliate of the General Partner owned 10 Units in the Partnership. No officers, directors or general partners of the General Partners own any Units.

      (c)   Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows:

         In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Partnership.

Item 13.          Certain Relationships and Related Transactions.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

      The total management fees paid to Winthrop Management, an affiliate of WFA, for managing the Partnership's four properties for the years ended December 31, 1995, 1994 and 1993 was $329,814, $316,494 and $315,588, respectively. The property management fee for each property is calculated as 5.0% of the property's gross collections for the year.

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits:

                  The Exhibits listed on the accompanying  Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 29th day of March 1996.

                                            WINTHROP GROWTH INVESTORS I
                                            LIMITED PARTNERSHIP

                                            By:  TWO WINTHROP PROPERTIES, INC.,
                                                    Managing General Partner

                                             By:    /s/ Michael L. Ashner
                                                        Michael L. Ashner
                                                        Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                              Title                    Date

/s/ Michael L. Ashner                    Chief Executive          March 29, 1996
Michael L. Ashner                         Officer and Director


/s/ Ronald J. Kravit                        Director              March 29, 1996
Ronald J. Kravit


/s/ Anthony R. Page                     Chief Financial Officer   March 29, 1996
Anthony R. Page

                                                   EXHIBIT INDEX

Exhibit  No.   Title of Document

   3           Amended and Restated Agreement of Limited Partnership of      (a)
               Winthrop Growth Investors I Limited Partnership dated as of May 11, 1984 (filed as an exhibit to the Partnership's Registration Statement on Form 2-11, File No. 2-84760, and incorporated herein by reference)

   3(a)        Amendment to Amended and Restated Agreement of Limited        (e)
               Partnership dated August 23, 1995

   4(a)        See Exhibit 3

  10(a)        Property Management Agreement between Winthrop Growth         (a)
               Investors I Limited Partnership and WP Management Co.,
               Inc. dated May 11, 1984

  10 (b)              Documents related to Sunflower Apartments property

  10 (c)       Documents relating to the Meadow Wood Apartments prop-        (a)
               erty in Jacksonville, Florida

  10 (d)              Documents relating to the Stratford Place Apartments   (b)
               property in Gaithersburg, Maryland

  10 (e)              Documents relating to the Stratford Village Apartments (c)
               property in Montgomery, Alabama

  10 (f)              Amendment Number One to the Joint Venture Agreement of (d)
               DEK Associates Joint Venture, dated October 7, 1988
               (Sunflower)

  10 (g)              Meadow Wood Winthrop Associates Limited Partnership    (d)
               Certificate and Agreement filed on December 1, 1988

  10 (h)              Management Agreement between Winthrop Management and   (f)
               Meadow Wood dated February 1, 1990

  10 (i)              Management Agreement between Stratford Place and       (f)
               Winthrop Management dated January 1, 1990

  10 (j)              Management Agreement between Sunflower and Winthrop    (f)
               Management dated April 1, 1990

  99(a)        Pages 7-10, 17-24 and 24-27 of the Partnership's              (f)
               Prospectus dated May 11, 1984 (filed with the
               Commission pursuant to Rule 424(b) on July 3, 1984)

    (b)               Supplement to the Partnership's Prospectus dated
               August 24, 1984 (filed with the Commission pursuant to Rule 424(c) on September 7, 1984)

    (c)               Supplement to the Partnership's Prospectus dated
               November 2, 1984 (filed with the Commission pursuant to Rule 424(c) on November 6, 1984)

    (d)               Supplement to the Partnership's Prospectus dated
               November 8, 1984 (filed as a part of Post-Effective Amendment No. 1 to the Partnership's Registration
               Statement on Form S-11, File No. 2-84760, and
               incorporated herein by reference)
- ------------

(a) Filed as an exhibit to the Partnership's Registration Statement on Form S-11, File No. 2- 84760, and incorporated herein by reference.

(b) Filed as an exhibit to the Partnership's Current Report on Form 8-K dated January 6, 1986, and incorporated herein by reference.

(c) Filed as an exhibit to the Partnership's Current Report on Form 8-K dated March 17, 1986, and incorporated herein by reference.

(d) Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

(e) Filed as an exhibit to the Partnership's Current Report on Form 8-K filed on September 6, 1995, and incorporated herein by reference.

(f) Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.








                                  Exhibit 10(b)

                                      NOTE


$2,700,000.00                                             as of January 25, 1996




                  For value received, DEK Associates Limited Partnership, a Texas limited partnership, having its principal place of business at One International Place, Boston, MA 02110 (hereinafter referred to as "Maker"), promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, at its principal place of business at Two World Financial Center, Building B, New York, New York 10281 (hereinafter referred to as "Payee"), or at such place as the holder hereof may from time to time designate in writing, the principal sum of Two Million Seven Hundred Thousand and 00/100 Dollars ($2,700,000.00), in lawful money of the United States of America, with interest thereon to be computed on the unpaid principal balance from time to time outstanding at the Applicable Interest Rate (as hereinafter defined), and to be paid in installments as follows:

         A.       A payment of interest only on February 11, 1996;

         B. A constant payment of $18,804.89 (such amount hereinafter the "Monthly Debt Service Payment Amount")(a) on the eleventh day of March, 1996 and on the eleventh day of each calendar month thereafter up to and including the eleventh day of January 11, 2026, each of such payments, subject to the provisions of paragraphs 7 and 8 hereof to be applied (a) to the payment of interest computed at the Applicable Interest Rate, and (b) the balance applied to the reduction of the principal sum;

and the balance of said principal sum together with all accrued and unpaid interest thereon shall be due and payable on the eleventh day of February, 2026 (the "Maturity Date"). Interest on the principal sum of this Note shall be calculated on the basis of a three-hundred-sixty (360) day year composed of twelve (12) months of thirty (30) days each except that interest due and payable for a period of less than a full month shall be calculated by multiplying the actual number of days elapsed in such period by a daily rate based on said 360 day year. The constant payment required hereunder is based on an amortization schedule of Three Hundred Sixty (360) months. All amounts due under this Note shall be payable without setoff, counterclaim or any other deduction whatsoever and are payable without relief from valuation and appraisement laws and with all expenses, costs and charges incurred in collection or enforcement hereof including, without limitation, attorneys' fees and court costs.

     1. The term "Applicable Interest Rate" as used in this Note shall mean from
(a) the date of this Note through but not including the Optional Prepayment Date (hereinafter defined), a rate of Seven and forty six hundredths percent (7.46%) per annum (the "Initial Interest Rate"), and (b) from and after the Optional Prepayment Date through and including the date this Note is paid in full, a rate per annum equal to the greater of (i) the Initial Interest Rate plus five (5) percentage points or (ii) the Treasury Rate (hereinafter defined) plus seven and three quarter (7.75) percentage points (the "Revised Interest Rate"). For purposes of this Note, (A) the term "Optional Prepayment Date" shall mean, February 11, 2006, and (B) the term "Treasury Rate" shall mean, as of the Optional Prepayment Date, the yield, calculated by linear interpolation (rounded to the nearest one-thousandth of one percent (i.e., 0.001%)) of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the Maturity Date, as determined by Payee on the basis of Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Governmental Security/Treasury Constant Maturities, or other recognized source of financial market information selected by Payee.

     2. This Note is evidence of that certain loan made by Payee to Maker contemporaneously herewith (the "Loan"). This Note is secured by, among other things, (a) a Deed of Trust, Assignment of Leases and Rents and Security Agreement (the "Deed of Trust") of even date herewith in the amount of the Note given by Maker for the use and benefit of Payee covering the fee estate of Maker in certain premises as more particularly described in the Deed of Trust, (b) an Assignment of Leases of even date herewith executed by Maker in favor of Payee (the "Assignment of Leases"), and (c) the other Loan Documents (as hereinafter defined). The term "Loan Documents" as used in this Note relates collectively to this Note, the Deed of Trust, the Assignment of Leases and all other documents securing, evidencing or guaranteeing all or any portion of the Loan or otherwise executed and/or delivered in connection with the Note and the Loan. Reference is made to the Deed of Trust, Assignment of Leases and the other Loan Documents for a description of the nature and extent of the security afforded thereby, the rights of the holder hereof in respect of such security, the terms and conditions upon which this Note is secured and the rights and duties of the holder of this Note. The holder of this Note is entitled to the benefits of the Deed of Trust, Assignment of Leases and the other Loan Documents and may enforce the agreements contained therein and exercise the remedies provided therein or otherwise in respect thereof, all in accordance with the terms thereof. No reference herein to any of the Deed of Trust, Assignment of Leases and the other Loan Documents and no other provision of this Note or of any of the Deed of Trust, Assignment of Leases and the other Loan Documents shall alter or impair the obligation of Maker, which is absolute and unconditional, to pay the principal of and interest on this Note at the time and place and at the rates and in the monies and funds described herein. All of the agreements, conditions, covenants, provisions and stipulations contained in the Deed of Trust, Assignment of Leases and the other Loan Documents which are to be kept and performed by Maker are by this reference hereby made part of this Note to the same extent and with the same force and effect as if they were fully set forth in this Note, and Maker covenants and agrees to keep and perform the same, or cause the same to be kept and performed, in accordance with their terms. All capitalized terms not otherwise defined herein shall have the meaning set forth in the Deed of Trust.

                  3. If any sum payable under this Note is not paid on the date on which it is due, Maker shall pay to Payee upon demand an amount equal to the lesser of five percent (5%) of such unpaid sum or the maximum amount permitted by applicable law in order to defray a portion of the expenses incurred by Payee in handling and processing such delinquent payment and to compensate Payee for the loss of the use of such delinquent payment. If the day when any payment required under this Note is due is not a Business Day (as hereinafter defined), then payment shall be due on the first Business Day thereafter. The term "Business Day" shall mean a day other than (i) a Saturday or Sunday, or (ii) any day on which national banks in New York are not open for business.

                  4. The whole of the principal sum of this Note, together with all interest accrued and unpaid thereon and all other sums due under the Loan Documents (all such sums hereinafter collectively referred to as the "Debt"), or any portion thereof, shall without notice become immediately due and payable at the option of Payee if any payment required in this Note is not paid on the date on which it is due or upon the happening of any other Event of Default (as defined in the Deed of Trust). In the event that it should become necessary to employ counsel to collect or enforce the Debt or to protect or foreclose the security therefor, Maker also shall pay on demand all costs of collection incurred by Payee, including attorneys' fees and costs reasonably incurred for the services of counsel whether or not suit be brought.

                  5. Maker does hereby agree that upon the occurrence of an Event of Default, Payee shall be entitled to receive and Maker shall pay to Payee (a) interest on the entire unpaid principal sum and any other amounts due at a rate (the "Default Rate") equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) five percent (5%) above the Applicable Interest Rate. The Default Rate shall be computed from the occurrence of the Event of Default until the actual receipt and collection of the Debt (or that portion thereof that is then due). Interest at the Default Rate shall be added to the Debt and shall be secured by the Deed of Trust. This paragraph, however, shall not be construed as an agreement or privilege to extend the date of the payment of the Debt, nor as a waiver of any other right or remedy accruing to Payee by reason of the occurrence of any Event of Default.

     6. This Note may not be prepaid prior to the Optional Prepayment Date; provided, however, Maker shall have the right and option to defease and/or release the Trust Property (as defined in the Deed of Trust) from the lien of the Deed of Trust in accordance with the terms and provisions of paragraph 57 of the Deed of Trust (the "Defeasance Option"). Notwithstanding the foregoing sentence, Maker shall have the privilege to prepay the entire principal balance of this Note and any other amounts outstanding on any scheduled payment date during the three (3) months preceding the Optional Prepayment Date without payment of the Yield Maintenance Premium (as defined in the Deed of Trust) or any other premium or penalty. In addition, on the Optional Prepayment Date or on any scheduled payment date thereafter, the Maker may, at its option and upon thirty (30) days prior written notice from Maker to Payee, prepay in whole or in part the outstanding principal balance of this Note and any other amounts outstanding without payment of the Yield Maintenance Premium or any other premium or penalty. If prior to the Optional Prepayment Date and following the occurrence of any Event of Default, Maker shall tender payment of an amount sufficient to satisfy the Debt at any time prior to a sale of the Deed of Trust Property, either through foreclosure or the exercise of the other remedies available to Payee under the Deed of Trust, or, if Maker has any right of redemption after such sale, prior to the expiration of such period of redemption such tender by Maker shall be deemed to be voluntary and Maker shall pay, in addition to the Debt, the Yield Maintenance Premium, if any, that would be required under the Defeasance Option.

          7. Notwithstanding anything to the contrary contained in this Note, the following subparagraphs shall apply from and after the date that the Disbursement Agreement (as defined in the Deed of Trust) is to be executed pursuant to paragraph 59 of the Deed of Trust through the payments due on January 11, 2006:

           (a) In addition to monthly installments in an amount equal to the Monthly Debt Service Payment Amount as set forth above, Maker shall pay on the eleventh day of each calendar month the following payments from the Property Cash Flow (as hereinafter defined) generated for the immediately preceding calendar month in the listed order of priority:

                  (i)             First, payments to the Tax and Insurance
                         Escrow Fund (as defined in the Deed of Trust) in accordance with the terms and conditions of the Deed of Trust;

                  (ii)            Second, payments to the Replacement Escrow
                         Fund (as defined in the Deed of Trust) in accordance with the terms and conditions of the Deed of Trust;

                  (iii)  Third,   payments   for  monthly   Cash   Expenses  (as
                         hereinafter defined) pursuant to the terms and conditions of the related Approved Annual Budget (as hereinafter defined);

                         (iv) Fourth, payment for Extraordinary Expenses (as hereinafter defined) approved by Payee, if any;

                   (v)            Lastly, payment to the Maker of any excess
                         amounts.

                  Nothing in this paragraph (a) contained shall eliminate or reduce the obligation of Maker to make payments of the items mentioned in subparagraphs (i) and (ii) above pursuant to the terms of the Deed of Trust.

          (b) For each calendar year commencing January 1, 2005 and for each calendar year thereafter, the Maker shall submit to the Payee for the Payee's written approval an annual budget (as to each of the Properties, an "Annual Budget") not later than December 1 prior to the commencement of such calendar year, in form satisfactory to Payee setting forth in reasonable detail budgeted monthly operating income and monthly operating capital and other expenses for the Trust Property. Payee's approval of the Annual Budget shall not be unreasonably withheld or delayed. In the event Payee fails to approve or disapprove the Annual Budget within thirty (30) days after receipt thereof by Payee, said Annual Budget shall be deemed approved. Each Annual Budget shall contain, among other things, limitations on management fees, third party service fees, and other expenses as the Maker may reasonably determine. Payee shall have the right to approve such Annual Budget and in the event that Payee objects to the proposed Annual Budget submitted by Maker, Payee shall advise Maker of such objections within fifteen (15) days after receipt thereof (and deliver to Maker a reasonably detailed description of such objections) and Maker shall promptly revise such Annual Budget and resubmit the same to Payee. Payee shall advise Maker of any objections to such revised Annual Budget within ten (10) days after receipt thereof (and deliver to Maker a reasonably detailed description of such objections) and Maker shall promptly revise the same in accordance with the process described in this subparagraph until the Payee approves an Annual
Budget. Each such Annual Budget approved by Payee in accordance with terms hereof shall hereinafter be referred to as an "Approved Annual Budget." Until such time that Payee approves a proposed Annual Budget, the most recently Approved Annual Budget shall apply; provided that, such Approved Annual Budget shall be adjusted to reflect actual increases in real estate taxes, insurance premiums and utilities expenses.

     (c) In the event that the Maker must incur an extraordinary operating expense or capital expense not set forth in the Annual Budget or allotted for in the Replacement Escrow Fund (each an "Extraordinary Expense"), then the Maker shall promptly deliver to Payee a reasonably detailed explanation of such proposed Extraordinary Expense for the Payee's approval.

          (d) For the purposes of this Note the following terms shall have the meanings ascribed to them:

                  (i) "Cash Expenses" shall mean, for any period, the operating expenses for the operation and maintenance of the Trust Property as set forth in an Approved Annual Budget to the extent that such expenses are actually incurred by Maker minus payments into the Tax and Insurance Escrow Fund and the Replacement Escrow Account; and

                    (ii) "Property Cash Flow" shall mean, for any period, all Rents received with respect to the Properties minus the Monthly Debt Service Payment Amount.

                  8. In the event that the Maker does not prepay the entire principal balance of this Note and any other amounts outstanding on the Optional Prepayment Date, the provisions of subparagraphs (b), (c) and (d) of paragraph 7 as set forth above shall remain in full force and effect, and the following subparagraphs also shall apply:

          (a) From and after the Optional Prepayment Date, interest shall acccrue on the unpaid princpal balance from time to time outstanding on this Note at the Revised Interest Rate. Subject to the provisions of this paragraph, Maker shall continue to make payments in monthly installments beginning on the Optional Prepayment Date and on the eleventh day of each calendar month thereafter up to and including the Maturity Date in an amount equal to the Monthly Debt Service Payment Amount. Each Monthly Debt Service Payment Amount paid on and after the Optional Prepayment Date shall be applied first to the payment of interest computed at the Initial Interest Rate with the remainder of the Monthly Debt Service Payment Amount applied to the reduction of the outstanding principal balance of this Note. Interest accrued at the Revised Interest Rate and not paid pursuant to the preceding sentence shall be deferred and added to the Debt and shall earn interest at the Revised Interest Rate to the extent permitted by applicable law (such accrued interest is hereinafter defined as "Accrued Interest". All of the Debt, including any Accrued Interest, shall be due and payable on the Maturity Date.

          (b) In addition to monthly installments in an amount equal to the Monthly Debt Service Payment Amount as set forth above, Maker shall pay on the eleventh day of each calendar the Maturity Date the following payments from the Property Cash Flow in the listed order of priority:

                    (i) First, payments to the Tax and Insurance Escrow Fund in accordance with the terms and conditions of the Deed of Trust;

                    (ii) Second payments to the Repalcement Escrow Fund in accordance with the terms and conditions of the Deed of Trust;

                    (iii) Third, payments for monthly Cash Expenses pursuant to the terms and conditions of the related Approved Annual Budget less management fees payable to Managing Agent if such Managing Agent is an affiliate of or related to Maker;

                    (iv) Fourth, payment for Extraordinary Expenses approved by Payee, if any;

                    (v) Fifth,  payments to the Payee to be applied  against the
                    outstanding   principal  due  under  this  Note  until  such
                    princpal amount is paid in full;

                    (vi) Sixth, payments to the Payee for Accrued Interest;

                    (vii) Seventh, payments to the Payee for any outstanding interest currently due and not yet delinquent;

                    (viii) Eighth, payment of management fees to Managing Agent if such Managing Agent is an affiliate of or related to Maker; and

                    (ix) Lastly, payment to the Maker of any excess amounts.

     9. It is expressly stipulated and agreed to be the intent of Maker and Payee at all times to comply with applicable state law or applicable United States federal law (to the extent that it permits Payee to contract for, charge, take, reserve, or receive a greater amount of interest than under state law) and that this paragraph shall control every other covenant and agreement in this Note, the Deed of Trust and the other Loan Documents. If the applicable law (state or federal) is ever judicially interpreted so as to render usurious any amount called for under this Note, the Deed of Trust or any of the other Loan Documents, or contracted for, charged, taken, reserved, or received with respect to the Debt, or if Payee's exercise of the option to accelerate the Maturity Date, or if any prepayment by Maker results in Maker having paid any interest in excess of that permitted by applicable law, then it is Maker's and Payee's express intent that all excess amounts theretofore collected by Payee shall be credited on the principal balance of this Note and all other Debt and the provisions of this Note, the Deed of Trust and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new documents, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid or agreed to be paid to Payee for the use, forbearance, or detention of the Debt shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full stated term of the Debt until payment in full so that the rate or amount of interest on account of the Debt does not exceed the maximum lawful rate from time to time in effect and applicable to the Debt for so long as the Debt is outstanding. Notwithstanding anything to the contrary contained herein, the Deed of Trust or in any of the other Loan Documents, it is not the intention of Payee to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

                  10. This Note may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Maker or Payee, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver, extension, change, discharge or termination is sought. Whenever used, the singular number shall include the plural, the plural the singular, and the words "Payee" and "Maker" shall include their respective successors, assigns, heirs, executors and administrators. If Maker consists of more than one person or party, the obligations and liabilities of each such person or party shall be joint and several.

                  11. Maker and all others who may become liable for the payment of all or any part of the Debt do hereby severally waive presentment and demand for payment, notice of dishonor, protest, notice of protest, notice of nonpayment, notice of intent to accelerate the maturity hereof and of acceleration except as provide otherwise in the Loan Documents or by law. No release of any security for the Debt or any person liable for payment of the Debt, no extension of time for payment of this Note or any installment hereof, and no alteration, amendment or waiver of any provision of the Loan Documents made by agreement between Payee and any other person or party shall release, modify, amend, waive, extend, change, discharge, terminate or affect the liability of Maker, and any other person or party who may become liable under the Loan Documents for the payment of all or any part of the Debt.

                  12. Subject to the qualifications below, Payee shall not enforce the liability and obligation of Maker to perform and observe the obligations contained in this Note, the Deed of Trust or the other Loan Documents by any action or proceeding wherein a money judgment shall be sought against Maker, except that Payee may bring a foreclosure action, an action for specific performance or any other appropriate action or proceeding to enable Payee to enforce and realize upon its interest under this Note, the Deed of Trust and the other Loan Documents, or in the Trust Property, the Rents (as defined in the Deed of Trust), or any other collateral given to Payee pursuant to the Loan Documents; provided, however, that, except as specifically provided herein, any judgment in any such action or proceeding shall be enforceable against Maker only to the extent of Maker's interest in the Trust Property, in the Rents and in any other collateral given to Payee, and Payee, by accepting this Note, the Deed of Trust and the other Loan Documents, agrees that it shall not sue for, seek or demand any deficiency judgment against Maker in any such action or proceeding under or by reason of or under or in connection with this Note, the Deed of Trust or the other Loan Documents. The provisions of this paragraph shall not, however, (a) constitute a waiver, release or impairment of any obligation evidenced or secured by any of the Loan Documents; (b) impair the right of Payee to name Maker as a party defendant in any action or suit for foreclosure and sale under the Deed of Trust; (c) affect the validity or enforceability of or any guaranty made in connection with the Loan or any of the rights and remedies of the Payee thereunder; (d) impair the right of Payee to obtain the appointment of a receiver; (e) impair the enforcement of the Assignment of Leases; or (f) constitute a waiver of the right of Payee to enforce the liability and obligation of Maker, by money judgment or otherwise, to the extent of any loss, damage, cost, expense, liability, claim or other obligation incurred by Payee (including attorneys' fees and costs reasonably incurred) arising out of or in connection with the following:

                    (i) fraud or intentional material misrepresentation by Maker or any guarantor in connection with the Loan;

                    (ii) the gross negligence or willful misconduct of Maker;

                    (iii) physical waste of the Trust Property;

                    (iv) the breach of any provision in that certain Environmental and Hazardous Substance Indemnification Agreement of even date herewith given by Maker to Payee or in the Deed of Trust concerning environmental laws, hazardous substances and asbestos and any indemnification of Payee with respect thereto in either document;

                    (v) the removal or disposal of any portion of the Trust Property after an Event of Default;

                    (vi) the misapplication or conversion by Maker of (A) any insurance proceeds paid by reason of any loss, damage or destruction to the Trust Property, (B) any awards or other amounts received in connection with the condemnation of all or a portion of the Trust Property, or (C) any Rents (as defined in the Deed of Trust) (as defined in the Deed of Trust) following an Event of Default;

                    (vii) failure to pay charges for labor or materials or other charges that can create liens on any portion of the Trust Property; and

                    (viii) any security deposits collected with respect to the Trust Property which are not delivered to Payee upon a foreclosure of the Trust Property or action in lieu thereof, except to the extent any such security deposits were applied in accordance with the terms and conditions of any of the Leases (as defined in the Deed of Trust) prior to the occurrence of the Event of Default that gave rise to such foreclosure or action in lieu thereof.

Notwithstanding anything to the contrary in this Note or any of the Loan Documents, Payee shall not be deemed to have waived any right which Payee may have under Section 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Debt secured by the Deed of Trust or to require that all collateral shall continue to secure all of the Debt owing to Payee in accordance with the Loan Documents.

                  13. The remedies of the holder hereof as provided in this Note or in the Deed of Trust, Assignment of Leases or other Loan Documents shall be cumulative and concurrent, and may be pursued singly, successively, or together at the sole discretion of the holder hereof, and may be exercised as often as occasion therefor shall occur; and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release thereof. Nothing herein contained shall be construed as limiting the holder of this Note to the remedies mentioned above.

                  14. Maker (and the undersigned representative of Maker, if any) represents that Maker has full power, authority and legal right to execute, deliver and perform its obligations pursuant to this Note, the Deed of Trust and the other Loan Documents and that this Note, the Deed of Trust and the other Loan Documents constitute valid and binding obligations of Maker.

                  15. If any term or provision of this Note or the application thereof to any person or circumstance shall to any extent be invalid, illegal or unenforceable, the remainder of this Note or the application of such term or provision to persons or circumstances other than those as to which it is invalid, illegal or unenforceable shall not be affected thereby.

                  16. All notices or other communications required or permitted to be given pursuant hereto shall be given in the manner specified in the Deed of Trust directed to the parties at their respective addresses as provided therein.

17. MAKER HEREBY AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY JURY, AND WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST WITH REGARD TO THE LOAN DOCUMENTS, OR ANY CLAIM, COUNTERCLAIM OR OTHER ACTION ARISING IN CONNECTION THEREWITH. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY MAKER, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. PAYEE IS HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY MAKER.

                  18. (A) THIS NOTE WAS NEGOTIATED IN THE STATE OF NEW YORK, AND MADE BY PAYEE AND ACCEPTED BY MAKER IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THIS NOTE WERE DISBURSED FROM THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECTS, INCLUDING, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS NOTE AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REGARD TO
PRINCIPLES OF CONFLICT LAWS) AND ANY APPLICABLE LAW OF THE UNITED STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION, AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT TO THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAW OF THE STATE IN WHICH THE TRUST PROPERTY IS LOCATED, IT BEING UNDERSTOOD THAT, TO THE FULLEST EXTENT PERMITTED BY THE LAW OF SUCH STATE, THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE CONSTRUCTION, VALIDITY AND ENFORCEABILITY OF ALL LOAN DOCUMENTS AND ALL OF THE OBLIGATIONS ARISING HEREUNDER OR THEREUNDER. TO THE FULLEST EXTENT PERMITTED BY LAW, MAKER HEREBY UNCONDITIONALLY AND IRREVOCABLY WAIVES ANY CLAIM TO ASSERT THAT THE LAW OF ANY OTHER JURISDICTION GOVERNS THIS THE NOTE, AND THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                  (B) ANY LEGAL SUIT, ACTION OR PROCEEDING AGAINST PAYEE OR MAKER ARISING OUT OF OR RELATING TO THIS NOTE MAY AT PAYEE'S OPTION BE INSTITUTED IN ANY FEDERAL OR STATE COURT IN THE CITY OF NEW YORK, COUNTY OF NEW YORK, AND MAKER WAIVES ANY OBJECTIONS WHICH IT MAY NOW OR HEREAFTER HAVE BASED ON VENUE AND/OR FORUM NON CONVENIENS OF ANY SUCH SUIT, ACTION OR PROCEEDING, AND MAKER HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY SUCH COURT IN ANY SUIT, ACTION OR PROCEEDING. MAKER DOES HEREBY DESIGNATE AND APPOINT WINTHROP FINANCIAL ASSOCIATES AT C/O WINTHROP MANAGEMENT, 300 PARK AVENUE SOUTH, NEW YORK, NEW YORK 10010 AS ITS AUTHORIZED AGENT TO ACCEPT AND ACKNOWLEDGE ON ITS BEHALF SERVICE OF ANY AND ALL PROCESS WHICH MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING IN ANY FEDERAL OR STATE COURT IN NEW YORK, NEW YORK, AND AGREES THAT SERVICE OF PROCESS UPON SAID AGENT AT SAID ADDRESS AND WRITTEN NOTICE OF SAID SERVICE MAILED OR DELIVERED TO MAKER IN THE MANNER PROVIDED IN THE DEED OF TRUST

SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON MAKER, IN ANY SUCH SUIT, ACTION OR PROCEEDING IN THE STATE OF NEW YORK. MAKER (I) SHALL GIVE PROMPT NOTICE TO PAYEE OF ANY CHANGED ADDRESS OF ITS AUTHORIZED AGENT HEREUNDER,
(II) MAY AT ANY TIME AND FROM TIME TO TIME DESIGNATE A SUBSTITUTE AUTHORIZED AGENT WITH AN OFFICE IN NEW YORK, NEW YORK (WHICH SUBSTITUTE AGENT AND OFFICE SHALL BE DESIGNATED AS THE PERSON AND ADDRESS FOR SERVICE OF PROCESS), AND (III) SHALL PROMPTLY DESIGNATE SUCH A SUBSTITUTE IF ITS AUTHORIZED AGENT CEASES TO HAVE AN OFFICE IN NEW YORK, NEW YORK OR IS DISSOLVED WITHOUT LEAVING A SUCCESSOR.

Maker has duly executed this Note the day and year first above written.

                                    DEK ASSOCIATES LIMITED PARTNERSHIP,
                                    a Texas limited partnership


                                    By: WINTHROP GROWTH INVESTORS 1 LIMITED
                                        PARTNERSHIP,
                                            a Massachusetts limited partnership,
                                            its sole general partner

                                            By: TWO WINTHROP PROPERTIES, INC.,
                                                a Massachusetts corporation,
                                                a general partner


                                           By:______________________________
                                              Name: Alfred Trivilino
                                              Title: Vice President




Pay to the order of ______________________, without recourse.

NOMURA ASSET CAPITAL CORPORATION


By: ......................................................
Name: Kathleen Corton
Title: Director

                                        DEK ASSOCIATES LIMITED PARTNERSHIP
                                                     (Grantor)


                                                        to


                                                 THOMAS R. KELSEY
                                                     (Trustee)

                                                        and

                                         NOMURA ASSET CAPITAL CORPORATION
                                                   (Beneficiary)







DEED OF TRUST, ASSIGNMENT OF LEASES
AND RENTS AND SECURITY AGREEMENT
(Texas)






Dated:  As of January      , 1996


                           Property Location: Sunflower Apartments
                           Dallas, Texas




               DOCUMENT PREPARED BY AND WHEN RECORDED, RETURN TO:

                          Cadwalader, Wickersham & Taft

                                 100 Maiden Lane

                            New York, New York 10038
                          Attn: Warner D. Norton, Esq.

                  THIS  DEED OF  TRUST,  ASSIGNMENT  OF  LEASES  AND  RENTS  AND
SECURITY AGREEMENT (the "Deed of Trust"), made as of January , 1996, by DEK ASSOCIATES LIMITED PARTNERSHIP, a Texas limited partnership, having its principal place of business at c/o Winthrop Financial Associates, One International Place, Boston, Massachusetts 02110, ("Grantor"), to Thomas R. Kelsey, having an office at 1200 Smith Street, Suite 3300, Houston, Texas 77002-4579, the trustee hereunder ("Trustee"), and to Nomura Asset Capital Corporation, having its principal place of business at Two World Financial Center, Bldg. B, New York, New York 10281 ("Beneficiary").


                                               W I T N E S S E T H:

                  To secure  the  payment  of an  indebtedness  in the  original principal sum of Two Million Seven Hundred Thousand and no/100 Dollars ($2,700,000.00), lawful money of the United States of America, to be paid with interest according to a certain deed of trust note of even date herewith made by Grantor to Beneficiary (the deed of trust note together with all extensions, renewals or modifications thereof being hereinafter collectively called the "Note") and all other sums due hereunder, under the other Loan Documents (hereinafter defined) and under the Note (said indebtedness and interest due under the Note and all other sums due hereunder under the Note and the other Loan Documents being hereinafter collectively referred to as the "Debt"), Grantor has deeded, mortgaged, given, granted, bargained, sold, alienated, enfeoffed, conveyed, confirmed, warranted, pledged, assigned, and hypothecated and by these presents does hereby deed, mortgage, give, grant, bargain, sell, alien, enfeoff, convey, confirm, warrant, pledge, assign and hypothecate unto Trustee (in trust), the real property described in Exhibit A attached hereto
(the "Premises") and the buildings, structures, fixtures, additions, enlargements, extensions, modifications, repairs, replacements and improvements now or hereafter located thereon (the "Improvements");

                  TOGETHER WITH: all right, title, interest and estate of Grantor now owned, or hereafter acquired, in and to the following property, rights, interests and estates (the Premises, the Improvements, and the property, rights, interests and estates hereinafter described are collectively referred to herein as the "Trust Property"):

                  (a) all easements, rights-of-way, strips and gores of land, streets, ways, alleys, passages, sewer rights, water, water courses, water rights and powers, air rights and development rights, all rights to oil, gas, minerals, coal and other substances of any kind or character, and all estates, rights, titles, interests, privileges, liberties, tenements, hereditaments and appurtenances of any nature whatsoever, in any way belonging, relating or pertaining to the Premises and the

Improvements and the reversion and reversions, remainder and remainders, and all land lying in the bed of any street, road, highway, alley or avenue, opened, vacated or proposed, in front of or adjoining the Premises, to the center line thereof and all the estates, rights, titles, interests, dower and rights of dower, curtsey and rights of curtsey, property, possession, claim and demand whatsoever, both at law and in equity, of Grantor of, in and to the Premises and the Improvements and every part and parcel thereof, with the appurtenances thereto;

                  (b) all machinery, furniture, furnishings, equipment, computer software and hardware, fixtures (including, without limitation, all heating, air conditioning, plumbing, lighting, communications and elevator fixtures) and other property of every kind and nature, whether tangible or intangible, whatsoever owned by Grantor, or in which Grantor has or shall have an interest, now or hereafter located upon the Premises and the Improvements, or appurtenant thereto, and usable in connection with the present or future operation and occupancy of the Premises and the Improvements and all building equipment, materials and supplies of any nature whatsoever owned by Grantor, or in which Grantor has or shall have an interest, now or hereafter located upon the Premises and the Improvements, or appurtenant thereto, or usable in connection with the present or future operation, enjoyment and occupancy of the Premises and the Improvements (hereinafter collectively referred to as the "Equipment"), including any leases of any of the foregoing, any deposits existing at any time in connection with any of the foregoing, and the proceeds of any sale or transfer of the foregoing, and the right, title and interest of Grantor in and to any of the Equipment that may be subject to any "security interests" as defined in the Uniform Commercial Code, as adopted and enacted by the State or States where any of the Trust Property is located (the "Uniform Commercial Code"), superior in lien to the lien of this Deed of Trust;

                  (c) all awards or payments, including interest thereon, that may heretofore and hereafter be made with respect to the Premises and the Improvements, whether from the exercise of the right of eminent domain or condemnation (including, without limitation, any transfer made in lieu of or in anticipation of the exercise of said rights), or for a change of grade, or for any other injury to or decrease in the value of the Premises and Improvements;

                  (d) all leases and other agreements or arrangements heretofore or hereafter entered into affecting the use, enjoyment or occupancy of, or the conduct of any activity upon or in, the Premises and the Improvements, including any extensions, renewals, modifications or amendments thereof (the "Leases") and all rents, rent equivalents, moneys payable as damages or in lieu of rent or rent equivalents, royalties (including, without limitation, all oil and gas or other mineral royalties and bonuses), income, receivables, receipts, revenues, deposits

(including, without limitation, security, utility and other deposits), accounts, cash, issues, profits, charges for services rendered, and other consideration of whatever form or nature received by or paid to or for the account of or benefit of Grantor or its agents or employees from any and all sources arising from or attributable to the Premises and the Improvements (the "Rents"), together with all proceeds from the sale or other disposition of the Leases and the right to receive and apply the Rents to the payment of the Debt ;

                  (e) all proceeds of and any unearned premiums on any insurance policies covering the Trust Property, including, without limitation, the right to receive and apply the proceeds of any insurance, judgments, or settlements made in lieu thereof, for damage to the Trust Property;

                  (f) the right, in the name and on behalf of Grantor, to appear in and defend any action or proceeding brought with respect to the Trust Property and to commence any action or proceeding to protect the interest of Beneficiary in the Trust Property;

                  (g) all accounts, escrows, documents, instruments, chattel paper, claims, deposits and general intangibles, as the foregoing terms are defined in the Uniform Commercial Code, and all franchises, trade names, trademarks, symbols, service marks, books, records, plans, specifications, designs, drawings, permits, consents, licenses, management agreements, contract rights (including, without limitation, any contract with any architect or engineer or with any other provider of goods or services for or in connection with any construction, repair, or other work upon the Trust Property), approvals, actions, refunds of real estate taxes and assessments (and any other governmental impositions related to the Trust Property), and causes of action that now or hereafter relate to, are derived from or are used in connection with the Trust Property, or the use, operation, maintenance, occupancy or enjoyment thereof or the conduct of any business or activities thereon (hereinafter collectively referred to as the "Intangibles"); and

                  (h) all proceeds, products, offspring, rents and profits from any of the foregoing, including, without limitation, those from sale, exchange, transfer, collection, loss, damage, disposition, substitution or replacement of any of the foregoing.

                  TO HAVE AND TO HOLD the above granted and described Trust Property unto and to the use and benefit of Trustee and its successors and assigns, forever;

                  IN TRUST, WITH POWER OF SALE, to secure the payment to Beneficiary of the Debt at the time and in the manner provided for its payment in the Note and in this Deed of Trust;

PROVIDED, HOWEVER, these presents are upon the express condition that, if Grantor shall well and truly pay to Beneficiary the Debt at the time and in the manner provided in the Note and this Deed of Trust and shall well and truly abide by and comply with each and every covenant and condition set forth herein, in the Note and in the other Loan Documents (hereinafter defined) in a timely manner, these presents and the estate hereby granted shall cease, terminate and be void;

                  AND Grantor represents and warrants to and covenants and agrees with Beneficiary as follows:


                                                      PART I

                                                GENERAL PROVISIONS

                  1. Payment of Debt and Incorporation of Covenants, Conditions and Agreements. Grantor shall pay the Debt at the time and in the manner provided in the Note and in this Deed of Trust. All the covenants, conditions and agreements contained in (a) the Note and (b) all and any of the documents including the Note and this Deed of Trust now or hereafter executed by Grantor and/or others and by or in favor of Beneficiary, which evidences, secures or guarantees all or any portion of the payments due under the Note or otherwise is executed and/or delivered in connection with the Note and this Deed of Trust (the "Loan Documents") are hereby made a part of this Deed of Trust to the same extent and with the same force as if fully set forth herein. The Note is evidence of that certain loan made to the Grantor by the Beneficiary (the "Loan").

                  2. Warranty of Title. Grantor warrants that Grantor has good, indefeasible fee simple title to the Trust Property and has the full power, authority and right to execute, deliver and perform its obligations under this Deed of Trust and to deed, encumber, mortgage, give, grant, bargain, sell, alienate, enfeoff, convey, confirm, pledge, assign and hypothecate the same and that Grantor possesses an unencumbered fee estate in the Premises and the Improvements and that it owns the Trust Property free and clear of all liens, encumbrances and charges whatsoever except for those exceptions shown in the title insurance policy insuring the lien of this Deed of Trust and that this Deed of Trust is and will remain a valid and enforceable first lien on and security interest in the Trust Property, subject only to said exceptions. Grantor shall forever warrant, defend and preserve such title and the validity and priority of the lien of this Deed of Trust and shall forever warrant and defend the same to Beneficiary against the claims of all persons whomsoever.

                  3.       Insurance.

                           (a)      Grantor, at its sole cost and expense, for
the mutual benefit of Grantor and Beneficiary, shall obtain and maintain during the entire term of this Deed of Trust (the "Term") policies of insurance against loss or damage by fire and lightning and against loss or damage by all other risks and hazards covered by a standard extended coverage insurance policy including, without limitation, riot and civil commotion, vandalism, malicious mischief, burglary and theft. Such insurance shall be in an amount equal to the greatest of (i) the then full replacement cost of the Improvements and Equipment, without deduction for physical depreciation, (ii) the outstanding principal balance of the Loan, and (iii) such amount that the insurer would not deem Grantor a co-insurer under said policies. The policies of insurance carried in accordance with this paragraph shall be paid annually in advance and shall contain a "Replacement Cost Endorsement" with a waiver of depreciation, and shall have a deductible no greater than $25,000.00 unless so agreed by Beneficiary.

                           (b)      Grantor, at its sole cost and expense, for
the mutual benefit of Grantor and Beneficiary, shall also obtain and maintain during the Term the following policies of insurance:

     (i) Flood insurance if any part of the Trust Property is located in an area identified by the Federal Emergency Management Agency as an area having special flood hazards and in which flood insurance has been made available under the National Flood Insurance Program in an amount at least equal to the outstanding principal amount of the Loan or the maximum limit of coverage available with respect to the Improvements and Equipment under said Program, whichever is less.

     (ii) Comprehensive public liability insurance, including broad form property damage, blanket contractual and personal injuries (including death resulting therefrom) coverages and containing minimum limits per occurrence of $1,000,000 and $2,000,000 in the aggregate for any policy year. In addition, at least $3,000,000 excess and/or umbrella liability insurance shall be obtained and maintained for any and all claims, including all legal liability imposed upon Grantor and all court costs and attorneys' fee incurred in connection with the ownership, operation and maintenance of the Trust Property.

     (iii) Rental loss and/or business interruption insurance in an amount equal to the greater of (A) estimated annual gross revenues from the operations of the Trust Property or (B) the projected annual operating expenses (including debt service) for the maintenance and operation of the Trust Property. The amount of such insurance shall be increased from time to time during the Term as and when new Leases and renewal Leases are entered into and the Rents increase or the annual estimate of (or the actual) gross revenue, as may be applicable, increases.

     (iv) Insurance against loss or damage from (A) leakage of sprinkler systems and (B) explosion of steam boilers, air conditioning equipment, high pressure piping, machinery and equipment, pressure vessels or similar apparatus now or hereafter installed in the Improvements (without exclusion for explosions), in an amount at least equal to the outstanding principal amount of the Note or $2,000,000, whichever is less.

                                      (v)   If the Trust Property includes
commercial property, worker's compensation insurance with respect to any employees of Grantor, as required by any governmental authority or legal requirement.

                                     (vi)   During any period of repair or
restoration, builder's "all risk" insurance in an amount equal to not less than the full insurable value of the Trust Property against such risks (including, without limitation, fire and extended coverage and collapse of the Improvements to agreed limits) as Beneficiary may request, in form and substance acceptable to Beneficiary.

                                    (vii)  If the Trust Property is or becomes a
"non-conforming use" under applicable zoning and building ordinances, ordinance or law coverage to compensate for the cost of demolition and the increased cost of construction.

     (viii) Such other insurance as may from time to time be reasonably required by Beneficiary in order to protect its interests.

                           (c)      All policies of insurance (the "Policies")
required pursuant to this paragraph: (i) shall be issued by companies approved by Beneficiary and licensed to do business in the state where the Trust Property is located, with a claims paying ability rating of "AA" or better by Standard & Poor's Rating Group or a rating of "A:X" or better in the current Best's Insurance Reports; (ii) shall name Beneficiary and its successors and/or assigns as their interest may appear as the beneficiary/mortgagee; (iii) shall contain a Non-Contributory Standard Mortgagee Clause and a Lender's Loss Payable Endorsement (Form 438 BFU NS), or their equivalents, naming Beneficiary as the person to which all payments made by such insurance company shall be paid; (iv) shall contain a waiver of subrogation against Beneficiary; (v) shall be maintained throughout the Term without cost to Beneficiary; (vi) shall be assigned and the originals delivered to Beneficiary; (vii) shall contain such provisions as Beneficiary deems reasonably necessary or desirable to protect its interest including, without limitation, endorsements providing that neither Grantor, Beneficiary nor any other party shall be a co-insurer under said Policies and that Beneficiary shall receive at least thirty (30) days prior written notice of any modification, reduction or cancellation; and (viii) shall be satisfactory in form and substance to Beneficiary and shall be approved by Beneficiary as to amounts, form, risk coverage, deductibles, loss payees and insureds. Grantor shall pay the premiums for such Policies (the "Insurance Premiums") as the same become due and payable and shall furnish to Beneficiary evidence of the renewal of each of the Policies with receipts for the payment of the Insurance Premiums or other evidence of such payment reasonably satisfactory to Beneficiary (provided, however, that Grantor is not required to furnish such evidence of payment to Beneficiary in the event that such Insurance Premiums have been paid by Beneficiary pursuant to Paragraph 5 hereof). If Grantor does not furnish such evidence and receipts at least thirty (30) days prior to the expiration of any expiring Policy, then Beneficiary may procure, but shall not be obligated to procure, such insurance and pay the Insurance Premiums therefor, and Grantor agrees to reimburse Beneficiary for the cost of such Insurance Premiums promptly on demand. Within thirty (30) days after request by Beneficiary, Grantor shall obtain such increases in the amounts of coverage required hereunder as may be reasonably requested by Beneficiary, taking into consideration changes in the value of money over time, changes in liability laws, changes in prudent customs and practices, and the like. Beneficiary shall cooperate with Grantor to allow a combination of insurance and co-insurance provided such resulting combination of coverage is sufficient to satisfy the insurance requirements for a loan which is rated "BBB" by the Rating Agencies.

                           (d)      If the Trust Property shall be damaged or
destroyed, in whole or in part, by fire or other casualty (an "Insured Casualty"), Grantor shall give prompt notice thereof to Beneficiary. Following the occurrence of an Insured Casualty, Grantor, regardless of whether insurance proceeds are available, shall promptly proceed to restore, repair, replace or rebuild the same to be of at least equal value and of substantially the same character as prior to such damage or destruction, all to be effected in accordance with applicable law. The expenses incurred by Beneficiary in the adjustment and collection of insurance proceeds shall become part of the Debt and be secured hereby and shall be reimbursed by Grantor to Beneficiary upon demand.

                           (e)      In case of loss or damages covered by any of
the Policies, the following provisions shall apply:

     (i) In the event of an Insured Casualty that does not exceed $100,000.00, Grantor may settle and adjust any claim without the consent of Beneficiary and agree with the insurance company or companies on the amount to be paid upon the loss; provided that such adjustment is carried out in a competent and timely manner. In such case, Grantor is hereby authorized to collect and receipt for any such insurance proceeds.

     (ii) In the event an Insured Casualty shall exceed $100,000.00, then and in that event, Beneficiary may settle and adjust any claim without the consent of Grantor and agree with the insurance company or companies on the amount to be paid on the loss and the proceeds of any such policy shall be due and payable solely to Beneficiary and held in escrow by Beneficiary in accordance with the terms of this Deed of Trust.

                                    (iii)   In the event of an Insured Casualty
where the loss is in an aggregate amount less than twenty-five percent (25%) of the original principal balance of the Note, and if, in the reasonable judgment of Beneficiary, the Trust Property can be restored within six (6) months and prior to maturity of the Note to an economic unit not less valuable (including an assessment of the impact of the termination of any Leases due to such Insured Casualty) and not less useful than the same was prior to the Insured Casualty, and after such restoration will adequately secure the outstanding balance of the Debt, then, if no Event of Default (as hereinafter defined) shall have occurred and be then continuing, the proceeds of insurance (after reimbursement of any expenses incurred by Beneficiary) shall be applied to reimburse Grantor for the cost of restoring, repairing, replacing or rebuilding the Trust Property or part thereof subject to the Insured Casualty, in the manner set forth below. Grantor hereby covenants and agrees to commence and diligently to prosecute such restoring, repairing, replacing or rebuilding; provided always, that Grantor shall pay all costs (and if required by Beneficiary, Grantor shall deposit the total thereof with Beneficiary in advance) of such restoring, repairing, replacing or rebuilding in excess of the net proceeds of insurance made available pursuant to the terms hereof.

                                   (iv)   Except as provided above, the proceeds
of insurance collected upon any Insured Casualty shall, at the option of Beneficiary in its sole discretion, be applied to the payment of the Debt or applied to reimburse Grantor for the cost of restoring, repairing, replacing or rebuilding the Trust Property or part thereof subject to the Insured Casualty, in the manner set forth below. Any such application to the Debt shall be without any prepayment consideration except that if an Event of Default, or an event with notice and/or the passage of time would constitute an Event of Default, has occurred then the Grantor shall pay to Beneficiary an additional amount equal to the Yield Maintenance Premium (hereinafter defined), if any, that would be required under Paragraph 57 hereof if a Defeasance Deposit (hereinafter defined) was to be made by Grantor. Any such application to the Debt shall be applied to those payments of principal and interest last due under the Note but shall not postpone or reduce any payments otherwise required pursuant to the Note other than such last due payments.

                                      (v)   In the event Grantor is entitled to
reimbursement out of insurance proceeds held by Beneficiary, such proceeds shall be disbursed from time to time upon Beneficiary being furnished with (1)
evidence satisfactory to it of the estimated cost of completion of the restoration, repair, replacement and rebuilding, (2) funds or, at Beneficiary's option, assurances satisfactory to Beneficiary that such funds are available, sufficient in addition to the proceeds of insurance to complete the proposed restoration, repair, replacement and rebuilding, and (3) such architect's certificates, waivers of lien, contractor's sworn statements, title insurance endorsements, bonds, plats of survey and such other evidences of cost, payment and performance as Beneficiary may reasonably require and approve. Beneficiary may, in any event, require that all plans and specifications for such restoration, repair, replacement and rebuilding be submitted to and approved by Beneficiary prior to commencement of work. No payment made prior to the final completion of the restoration, repair, replacement and rebuilding shall exceed ninety percent (90%) of the value of the work performed from time to time; funds other than proceeds of insurance shall be disbursed prior to disbursement of such proceeds; and at all times, the undisbursed balance of such proceeds remaining in the hands of Beneficiary, together with funds deposited for that purpose or irrevocably committed to the satisfaction of Beneficiary by or on behalf of Grantor for that purpose, shall be at least sufficient in the reasonable judgment of Beneficiary to pay for the cost of completion of the restoration, repair, replacement or rebuilding, free and clear of all liens or claims for lien. Any surplus which may remain out of insurance proceeds held by Beneficiary after payment of such costs of restoration, repair, replacement or rebuilding shall be paid to any party entitled thereto.

                  4. Payment of Taxes, Etc. Grantor shall pay all taxes, assessments, water rates and sewer rents, now or hereafter levied or assessed or imposed against the Trust Property or any part thereof (the "Taxes") and all ground rents, maintenance charges, other impositions, and other charges, including, without limitation, vault charges and license fees for the use of vaults, chutes and similar areas adjoining the Premises, now or hereafter levied or assessed or imposed against the Trust Property or any part thereof (the "Other Charges") as the same become due and payable. Grantor will deliver to Beneficiary receipts for payment or other evidence satisfactory to Beneficiary that the Taxes and Other Charges have been so paid or are not then delinquent no later than thirty (30) days prior to the date on which the Taxes and/or Other Charges would otherwise be delinquent if not paid. Grantor shall not suffer and shall promptly cause to be paid and discharged any lien or charge whatsoever which may be or become a lien or charge against the Trust Property, and shall promptly pay for all utility services provided to the Trust Property. Grantor shall furnish to Beneficiary receipts for the payment of the Taxes and the Other Charges prior to the date the same shall become delinquent (provided, however, that Grantor is not required to furnish such receipts for payment of Taxes in the event that such Taxes have been paid for by Beneficiary pursuant to Paragraph 5 hereof).

                  5.       Tax and Insurance Escrow Fund.  Grantor shall pay
to Beneficiary on the eleventh day of each calendar month
(a) one-twelfth of the Taxes that Beneficiary estimates will be payable during the next ensuing twelve (12) months in order to accumulate with Beneficiary sufficient funds to pay all such Taxes at least thirty (30) days prior to their respective due dates, and (b) one-twelfth of the Insurance Premiums that Beneficiary estimates will be payable for the renewal of the coverage afforded by the Policies upon the expiration thereof in order to accumulate with Beneficiary sufficient funds to pay all such Insurance Premiums at least thirty (30) days prior to the expiration of the Policies (said amounts in (a) and (b) above hereinafter called the "Tax and Insurance Escrow Fund"). The Tax and Insurance Escrow Fund and the payments of interest or principal or both, payable pursuant to the Note, shall be added together and shall be paid as an aggregate sum by Grantor to Beneficiary. Grantor hereby pledges to Beneficiary and grants to Beneficiary a security interest in any and all monies now or hereafter deposited in the Tax and Insurance Escrow Fund as additional security for the payment of the Debt. Beneficiary will apply the Tax and Insurance Escrow Fund to payments of Taxes and Insurance Premiums required to be made by Grantor pursuant to Paragraphs 3 and 4 hereof. In making any payment relating to the Tax and Insurance Escrow Fund, Beneficiary may do so according to any bill, statement or estimate procured from the appropriate public office (with respect to Taxes) or insurer or agent (with respect to Insurance Premiums), without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax, assessment, sale, forfeiture, tax lien or title or claim thereof. If the amount of the Tax and Insurance Escrow Fund shall exceed the amounts due for Taxes and Insurance Premiums pursuant to Paragraphs 3 and 4 hereof, Beneficiary shall, in its sole discretion, return any excess to Grantor or credit such excess against future payments to be made to the Tax and Insurance Escrow Fund. In allocating such excess, Beneficiary may deal with the person shown on the records of Beneficiary to be the owner of the Trust Property. If at any time Beneficiary determines that the Tax and Insurance Escrow Fund is not or will not be sufficient to pay the items set forth in (a) and (b) above, Beneficiary shall notify Grantor of such determination and Grantor shall increase its monthly payments to Beneficiary by the amount that Beneficiary estimates is sufficient to make up the deficiency at least thirty (30) days prior to delinquency of the Taxes and/or expiration of the Policies, as the case may be. Upon the occurrence of an Event of Default, Beneficiary may apply any sums then present in the Tax and Insurance Escrow Fund to the payment of the Debt in any order in its sole discretion. Until expended or applied as above provided, any amounts in the Tax and Insurance Escrow Fund shall constitute additional security for the Debt. The Tax and Insurance Escrow Fund shall not constitute a trust fund and may be commingled with other monies held by Beneficiary. No earnings or interest on the Tax and Insurance Escrow Fund shall be payable to Grantor. If Beneficiary so elects at any time, Grantor shall provide, at Grantor's expense, a tax service contract for the Term issued by a tax reporting agency acceptable to Beneficiary. If Beneficiary does not so elect, Grantor shall reimburse Beneficiary for the cost of making annual tax searches throughout the Term.

6. Replacement Escrow Fund. Grantor shall pay to Beneficiary on the eleventh day of each calendar month the one twelfth of the amount estimated by Beneficiary in its sole discretion to be due for replacements and repairs required to be made to the Trust Property during the calendar year ("Replacement Escrow Fund"). Grantor hereby pledges to Beneficiary any and all monies now or hereafter deposited in the Replacement Escrow Fund as additional security for the payment of the Debt. Beneficiary may reassess its estimate of the amount necessary for the Replacement Escrow Fund from time to time and in its sole discretion, and may adjust the monthly amounts required to be deposited into the Replacement
Escrow Fund by thirty (30) days notice to Grantor. Beneficiary shall make disbursements from the Replacement Escrow Fund as requested by Grantor, and approved by Beneficiary in its sole discretion, on a quarterly basis in increments of no less than $5,000.00 upon delivery by Grantor of Beneficiary's standard form of draw request accompanied by copies of paid invoices for the amounts requested and, if required by Beneficiary, lien waivers and releases from all parties furnishing materials and/or services in connection with the requested payment. Beneficiary may require an inspection of the Trust Property at Grantor's expense prior to making a quarterly disbursement in order to verify completion of replacements and repairs for which reimbursement is sought. The Replacement Escrow Fund shall be held in an interest bearing account in Beneficiary's name at a financial institution selected by Beneficiary in its sole discretion. All earnings or interest on the Replacement Escrow Fund shall be and become part of such Replacement Escrow Fund and shall be disbursed as provided in this Paragraph 6. Upon the occurrence of an Event of Default, Beneficiary may apply any sums then present in the Replacement Escrow Fund to the payment of the Debt in any order in its sole discretion. Until expended or applied as above provided, the Replacement Escrow Fund shall constitute additional security for the Debt. The Replacement Escrow Fund shall not constitute a trust fund and may be commingled with other monies held by Beneficiary.

                  7. Condemnation. Grantor shall promptly give Beneficiary written notice of the actual or threatened commencement of any condemnation or eminent domain proceeding (a "Condemnation") and shall deliver to Beneficiary copies of any and all papers served in connection with such Condemnation. Following the occurrence of a Condemnation, Grantor, regardless of whether an Award (hereinafter defined) is available, shall promptly proceed to restore, repair, replace or rebuild the same to the extent practicable to be of at least equal value and of substantially the same character as prior to such Condemnation, all to be effected in accordance with applicable law.

                           (a)      Beneficiary is hereby irrevocably appointed
as Grantor's attorney-in-fact, coupled with an interest, with exclusive power to collect, receive and retain any award or payment ("Award") for any taking accomplished through a

Condemnation (a "Taking") and to make any compromise or settlement in connection with such Condemnation, subject to the provisions of this Deed of Trust. Notwithstanding any Taking by any public or quasi-public authority (including, without limitation, any transfer made in lieu of or in anticipation of such a Taking), Grantor shall continue to pay the Debt at the time and in the manner provided for in the Note, in this Deed of Trust and the other Loan Documents and the Debt shall not be reduced unless and until any Award shall have been actually received and applied by Beneficiary to expenses of collecting the Award and to discharge of the Debt. Beneficiary shall not be limited to the interest paid on the Award by the condemning authority but shall be entitled to receive out of the Award interest at the rate or rates provided in the Note. Grantor shall cause any Award that is payable to Grantor to be paid directly to Beneficiary.

                           (b)      In the event of any Condemnation where the
Award is in an aggregate amount less than fifteen percent (15%) of the original principal balance of the Note, and if, in the reasonable judgment of Beneficiary, the Trust Property can be restored within six (6) months and prior to maturity of the Note to an economic unit not less valuable (including an assessment of the impact of the termination of any Leases due to such Condemnation) and not less useful than the same was prior to the Condemnation, and after such restoration will adequately secure the outstanding balance of the Debt, then, if no Event of Default shall have occurred and be then continuing, the proceeds of the Award (after reimbursement of any expenses incurred by Beneficiary) shall be applied to reimburse Grantor for the cost of restoring, repairing, replacing or rebuilding the Trust Property or part thereof subject to Condemnation, in the manner set forth below. Grantor hereby covenants and agrees to commence and diligently to prosecute such restoring, repairing, replacing or rebuilding; provided always, that Grantor shall pay all costs (and if required by Beneficiary, Grantor shall deposit the total thereof with Beneficiary in advance) of such restoring, repairing, replacing or rebuilding in excess of the Award made available pursuant to the terms hereof.

                           (c)     Except as provided above, the Award collected
upon any Condemnation shall, at the option of Beneficiary in its sole discretion, be applied to the payment of the Debt or applied to reimburse Grantor for the cost of restoring, repairing, replacing or rebuilding the Trust Property or part thereof subject to the Condemnation, in the manner set forth below. Any such application to the Debt shall be without any prepayment consideration except that if an Event of Default, or an event with notice and/or the passage of time would constitute an Event of Default, has occurred then the Grantor shall pay to Beneficiary an additional amount equal to the Yield Maintenance Premium, if any, that would be required under Paragraph 57 hereof if a Defeasance Deposit was to be made by Grantor. Any such application to the Debt shall be applied to those payments of principal and interest last due under the Note but shall not postpone or reduce any payments otherwise required pursuant to the Note other than such last due payments. If the Trust Property is sold, through foreclosure or otherwise, prior to the receipt by Beneficiary of such Award, Beneficiary shall have the right, whether or not a deficiency judgment on the Note shall be recoverable or shall have been sought, recovered or denied, to receive all or a portion of said Award sufficient to pay the Debt.

                           (d)      In the event Grantor is entitled to
reimbursement out of the Award received by Beneficiary, such proceeds shall be disbursed from time to time upon Beneficiary being furnished with (1) evidence satisfactory to it of the estimated cost of completion of the restoration, repair, replacement and rebuilding resulting from such condemnation, (2) funds or, at Beneficiary's option, assurances satisfactory to Beneficiary that such funds are available, sufficient in addition to the proceeds of the Award to complete the proposed restoration, repair, replacement and rebuilding, and (3) such architect's certificates, waivers of lien, contractor's sworn statements, title insurance endorsements, bonds, plats of survey and such other evidences of costs, payment and performance as Beneficiary may reasonably require and approve; and Beneficiary may, in any event, require that all plans and specifications for such restoration, repair, replacement and rebuilding be submitted to and approved by Beneficiary prior to commencement of work. No payment made prior to the final completion of the restoration, repair, replacement and rebuilding shall exceed ninety percent (90%) of the value of the work performed from time to time; funds other than proceeds of the Award shall be disbursed prior to disbursement of such proceeds; and at all times, the undisbursed balance of such proceeds remaining in hands of Beneficiary, together with funds deposited for that purpose or irrevocably committed to the satisfaction of Beneficiary by or on behalf of Grantor for that purpose, shall be at least sufficient in the reasonable judgment of Beneficiary to pay for the costs of completion of the restoration, repair, replacement or rebuilding, free and clear of all liens or claims for lien. Any surplus which may remain out of the Award received by Beneficiary after payment of such costs of restoration, repair, replacement or rebuilding shall, in the sole and absolute discretion of Beneficiary, be retained by Beneficiary and applied to payment of the Debt.

                  8.       Leases and Rents.

                           (a)      Grantor does hereby absolutely and
unconditionally assign to Beneficiary, all Grantor's right, title and interest in all current and future Leases and Rents, it being intended by Grantor that this assignment constitutes a present, absolute assignment and not an assignment for additional security only. Such assignment to Beneficiary shall not be construed to bind Beneficiary to the performance of any of the covenants, conditions or provisions contained in any such Lease or otherwise impose any obligation upon Beneficiary. Grantor agrees to execute and deliver to Beneficiary such additional instruments, in form and substance satisfactory to Beneficiary, as may hereafter be requested by Beneficiary to further evidence and confirm such assignment. Nevertheless, subject to the terms of this paragraph, Beneficiary grants to Grantor a revocable license to operate and manage the Trust Property and to collect the Rents. Grantor shall hold the Rents, or a portion thereof, sufficient to discharge all current sums due on the Debt, in trust for the benefit of Beneficiary for use in the payment of such sums. Upon an Event of Default, without the need for notice or demand, the license granted to Grantor herein shall automatically be revoked, and Beneficiary shall immediately be entitled to possession of all Rents, whether or not Beneficiary enters upon or takes control of the Trust Property. Beneficiary is hereby granted and assigned by Grantor the right, at its option, upon revocation of the license granted herein, to enter upon the Trust Property in person, by agent or by court-appointed receiver to collect the Rents. Any Rents collected after the revocation of the license may be applied toward payment of the Debt in such priority and proportions as Beneficiary in its sole discretion shall deem proper.

                           (b)      All Leases shall be written on the standard
form of lease which has been approved by Beneficiary. Upon request, Grantor shall furnish Beneficiary with executed copies of all Leases. No material changes may be made to the Beneficiary approved standard lease without the prior written consent of Beneficiary. In addition, all renewals of Leases and all proposed leases shall provide for rental rates comparable to existing local market rates and shall be arms length transactions. All Leases shall provide that they are subordinate to this Deed of Trust and that the tenant agrees to attorn to Beneficiary.

                           (c)     Grantor (i) shall observe and perform all the
obligations imposed upon the lessor under the Leases and shall not do or permit to be done anything to impair the value of the Leases as security for the Debt;
(ii) shall promptly send copies to Beneficiary of all notices of default which Grantor shall send or receive thereunder; (iii) shall enforce all the terms, covenants and conditions contained in the Leases upon the part of the lessee thereunder to be observed or performed, short of termination thereof; (iv) shall not collect any of the Rents more than one (1) month in advance; (v) shall not execute any other assignment of the lessor's interest in the Leases or the Rents; (vi) shall deliver to Beneficiary, upon request, tenant estoppel certificates from each commercial tenant at the Trust Property in form and substance reasonably satisfactory to Beneficiary, provided that Grantor shall not be required to deliver such certificates more frequently than two (2) times in any calendar year; and (vii) shall execute and deliver at the request of Beneficiary all such further assurances, confirmations and assignments in connection with the Trust Property as Beneficiary shall from time to time require. Except to the extent Grantor is acting in the ordinary course of business as a prudent operator of property similar to the Trust Property, Grantor (A) shall not, alter, modify or change the terms of the Leases in any material respect without the prior written consent of Beneficiary; (B) shall not convey or transfer or suffer or permit a conveyance or transfer of the Trust Property or of any interest therein so as to effect a merger of the estates and rights of, or a termination or diminution of the obligations of, tenants under the Leases; (C) shall not consent to any assignment of or subletting under the Leases not in accordance with their terms, without the prior written consent of Beneficiary; and (D) shall not cancel or terminate the Leases or accept a surrender thereof, except if a tenant is in default thereunder; provided, however, that any Lease may be cancelled if at the time of the cancellation thereof a new Lease is entered into on substantially the same terms or more favorable terms as the cancelled Lease.

                           (d)      All security deposits of tenants, whether
held in cash or any other form, shall not be commingled with any other funds of Grantor and, if cash, shall be deposited by Grantor at such commercial or savings bank or banks as may be reasonably satisfactory to Beneficiary. Any bond or other instrument which Grantor is permitted to hold in lieu of cash security deposits under any applicable legal requirements shall be maintained in full force and effect in the full amount of such deposits unless replaced by cash deposits as hereinabove described, shall be issued by an institution reasonably satisfactory to Beneficiary, shall, if permitted pursuant to any legal requirements, name Beneficiary as payee or mortgagee thereunder (or at Beneficiary's option, be fully assignable to Beneficiary) and shall, in all respects, comply with any applicable legal requirements and otherwise be reasonably satisfactory to Beneficiary. Grantor shall, upon request, provide Beneficiary with evidence reasonably satisfactory to Beneficiary of Grantor's compliance with the foregoing. Following the occurrence and during the continuance of any Event of Default, Grantor shall, upon Beneficiary's request, if permitted by any applicable legal requirements, turn over to Beneficiary the security deposits (and any interest theretofore earned thereon) with respect to all or any portion of the Trust Property, to be held by Beneficiary subject to the terms of the Leases.

                  9. Representations and Covenants Concerning Loan. Grantor represents, warrants and covenants as follows:

                           (a)      The Note, this Deed of Trust and the other
Loan Documents are not subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, nor would the operation of any of the terms of the Note, this Deed of Trust or any of the other Loan Documents, or the exercise of any right thereunder, render this Deed of Trust unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury.

                           (b)      All certifications, permits, licenses and
approvals, including, without limitation, certificates of completion and occupancy permits required for the legal use, occupancy of the Trust Property, have been obtained and are in full force and effect. The Trust Property is free of material damage and is in good repair, and there is no proceeding pending for the total or partial condemnation of, or affecting, the Trust Property.

                           (c)      All of the Improvements which were included
in determining the appraised value of the Trust Property lie wholly within the boundaries and building restriction lines of the Trust Property, and no improvements on adjoining properties encroach upon the Trust Property, and no easements or other encumbrances upon the Premises encroach upon any of the Improvements, so as to affect the value or marketability of the Trust Property except those which are insured against by title insurance. All of the Improvements comply with all material requirements of any applicable zoning and subdivision laws and ordinances.

                           (d)      The Trust Property is not subject to any
Leases other than the Leases described in the rent roll delivered to Beneficiary in connection with this Deed of Trust. No person has any possessory interest in the Trust Property or right to occupy the same except under and pursuant to the provisions of the Leases. The current Leases are in full force and effect and there are no defaults thereunder by either party and there are no conditions that, with the passage of time or the giving of notice, or both, would constitute defaults thereunder.

                           (e)     The survey of the Trust Property delivered to
Beneficiary in connection with this Deed of Trust, has been performed by a duly licensed surveyor or registered professional engineer in the jurisdiction in which the Trust Property is situated, is certified to the Beneficiary, its successors and assigns, and the title insurance company, and is in accordance with the most current minimum standards for title surveys as determined by the American Land Title Association, with the signature and seal of a licensed engineer or surveyor affixed thereto, and does not fail to reflect any material matter affecting the Trust Property or the title thereto.

                           (f)      The Trust Property is and shall at all times
remain in compliance with all statutes, ordinances, regulations and other governmental or quasi-governmental requirements and private covenants now or hereafter relating to the ownership, construction, use or operation of the Trust Property.

                           (g)      There has not been and shall never be
committed by Grantor or any other person in occupancy of or involved with the operation or use of the Trust Property any act or omission affording the federal government or any state or local government the right of forfeiture as against the Trust Property or any part thereof or any monies paid in performance of Grantor's obligations under any of the Loan Documents. Grantor hereby covenants and agrees not to commit, permit or suffer to exist any act or omission affording such right of forfeiture.

                           (h)      The Management Agreement (the "Management
Agreement") between Grantor and Winthrop Management ("Manager") pursuant to which Manager operates the Trust Property is in full force and effect and there is no default or violation by any party thereunder. The fee due under the Management Agreement, and the terms and provisions of the Management Agreement, are subordinate to this Deed of Trust and the Manager shall attorn to Beneficiary.

                  10. Single Purpose Entity/Separateness. Grantor represents, warrants and covenants as follows:

                           (a)      Grantor does not own and will not own any
encumbered asset or property other than (i) the Trust Property, and (ii) incidental personal property necessary for the ownership or operation of the Trust Property.

                          (b)      Grantor will not engage in any business other
than the ownership, management and operation of the Trust Property and Grantor will conduct and operate its business as presently conducted and operated.

                           (c)      Grantor will not enter into any contract or
agreement with any affiliate of the Grantor, any constituent party of Grantor, any guarantor (a "Guarantor") of the Debt or any part thereof or any affiliate of any constituent party or Guarantor, except upon terms and conditions that are substantially similar to those that would be available on an arms-length basis with third parties other than any such party.

                           (d)      Grantor has not incurred and will not incur
any indebtedness, secured or unsecured, direct or indirect, absolute or contingent (including guaranteeing any obligation), other than (i) the Debt,
(ii) trade and operational debt incurred in the ordinary course of business with trade creditors and in amounts as are normal and reasonable under the circumstances, and (iii) debt incurred in the financing of equipment and other personal property used on the Premises. No indebtedness other than the Debt may be secured (subordinate or pari passu) by the Trust Property.

                           (e)      Grantor has not made and will not make any
loans or advances to any third party (including any affiliate or constituent party, any Guarantor or any affiliate of any constituent party or Guarantor), and shall not acquire obligations or securities of its affiliates.

         (f) Grantor is and will remain solvent and Grantor will pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) from its assets as the same shall become due.

                           (g)      Grantor has done or caused to be done and
will do all things necessary to observe organizational formalities and preserve its existence, and Grantor will not, nor will Grantor permit any constituent party or Guarantor to amend, modify or otherwise change the partnership certificate, partnership agreement, articles of incorporation and bylaws, trust or other organizational documents of Grantor or such constituent party or Guarantor without the prior written consent of Beneficiary.

                           (h)      Grantor will maintain all of its books,
records, financial statements and bank accounts separate from those of its affiliates and any constituent party and Grantor will file its own tax returns. Grantor shall maintain its books, records, resolutions and agreements as official records.

                           (i)      Grantor will be, and at all times will hold
itself out to the public as, a legal entity separate and distinct from any other entity (including any affiliate of Grantor, any constituent party of Grantor, any Guarantor or any affiliate of any constituent party or Guarantor), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct business in its own name, shall not identify itself or any of its affiliates as a division or part of the other and shall maintain and utilize a separate telephone number and separate stationery, invoices and checks.

                           (j)      Grantor will maintain adequate capital for
the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations.

                           (k)      Grantor will not seek the dissolution,
winding up, liquidation, consolidation or merger in whole or in part, of the Grantor.

                           (l)      Grantor will not commingle the funds and
other assets of Grantor with those of any affiliate or constituent party, any Guarantor, or any affiliate of any constituent party or Guarantor, or any other person.

                           (m)      Grantor has and will maintain its assets in
such a manner that it will not be costly or difficult to segregate, ascertain or identify its individual assets from those of any affiliate or constituent party, any Guarantor, or any affiliate of any constituent party or Guarantor, or any other person.

         (n) Grantor does not and will not hold itself out to be responsible for the debts or obligations of any other person.

                            (o)     Grantor shall allocate fairly and reasonably
any overhead for shared office space;

                            (p)     The Grantor's obligation to indemnify its
directors and officers is fully subordinated to the Debt and does not constitute a claim against the Grantor in the event the cash flow in excess of amounts necessary to pay holders of the Debt is insufficient to pay such obligations.

                            (q)     Grantor shall pay the salaries of its own
employees and maintain a sufficient number of employees in light of contemplated business operations.

                            (r)     Grantor shall not guarantee or become
obligated for the debts of any other entity or hold out its credit as being available to satisfy the obligations of others.

                            (s)     Grantor shall correct any misunderstanding
regarding the separate identity of the Grantor.

                            (t)     Grantor shall not identify its partners,
members or shareholders, or affiliates of any of them, as a division or part of it.

                            (u)     Grantor shall not pledge its assets for the
benefit of any other entity.

                  11. Maintenance of Trust Property. Grantor shall cause the Trust Property to be maintained in a good and safe condition and repair. The Improvements and the Equipment shall not be removed, demolished or materially altered (except for normal replacement of the Equipment) without the consent of Beneficiary. Grantor shall promptly comply with all laws, orders and ordinances affecting the Trust Property, or the use thereof. Grantor shall promptly repair, replace or rebuild any part of the Trust Property that is destroyed by any casualty, or becomes damaged, worn or dilapidated or that is affected by any proceeding of the character referred to in Paragraph 7 hereof and shall complete and pay for any structure at any time in the process of construction or repair on the Premises. Grantor shall not initiate, join in, acquiesce in, or consent to any change in any private restrictive covenant, zoning law or other public or private restriction, limiting or defining the uses which may be made of the Trust Property or any part thereof. If under applicable zoning provisions the use of all or any portion of the Trust Property is or shall become a nonconforming use, Grantor will not cause or permit such nonconforming use to be discontinued or abandoned without the express written consent of Beneficiary. Grantor shall not (i) change the use of the Trust Property, (ii) permit or suffer to occur any waste on or to the

Trust Property or to any portion thereof or (iii) take any steps whatsoever to convert the Trust Property, or any portion thereof, to a condominium or cooperative form of management. Grantor will not install or permit to be installed on the Premises any underground storage tank.

                  12.      Transfer or Encumbrance of the Trust Property.

                           (a)      Grantor acknowledges that Beneficiary has
examined and relied on the creditworthiness and experience of Grantor in owning and operating properties such as the Trust Property in agreeing to make the Loan, and that Beneficiary will continue to rely on Grantor's ownership of the Trust Property as a means of maintaining the value of the Trust Property as security for repayment of the Debt. Grantor acknowledges that Beneficiary has a valid interest in maintaining the value of the Trust Property so as to ensure that, should Grantor default in the repayment of the Debt, Beneficiary can recover the Debt by a sale of the Trust Property. Grantor shall not, without the prior written consent of Beneficiary, sell, convey, alienate, mortgage, encumber, pledge or otherwise transfer the Trust Property or any part thereof, or permit the Trust Property or any part thereof to be sold, conveyed, alienated, mortgaged, encumbered, pledged or otherwise transferred.

                           (b)      A sale, conveyance, alienation, mortgage,
encumbrance, pledge or transfer within the meaning of this Paragraph 12 shall be deemed to include (i) an installment sales agreement wherein Grantor agrees to sell the Trust Property or any part thereof for a price to be paid in installments; (ii) an agreement by Grantor leasing all or a substantial part of the Trust Property for other than actual occupancy by a space tenant thereunder or a sale, assignment or other transfer of, or the grant of a security interest in, Grantor's right, title and interest in and to any Leases or any Rents; (iii) if Grantor, Guarantor, or any general partner of Grantor or Guarantor is a corporation, the voluntary or involuntary sale, conveyance or transfer of such corporation's stock (or the stock of any corporation directly or indirectly controlling such corporation by operation of law or otherwise) or the creation or issuance of new stock in one or a series of transactions by which an aggregate of more than 10% of such corporation's stock shall be vested in a party or parties who are not now stockholders or any change in the control of such corporation; and (iv) if Grantor, any Guarantor or any general partner of Grantor or any Guarantor is a limited or general partnership, joint venture or limited liability company, the change, removal, resignation or addition of a general partner, managing partner, limited partner, joint venturer or member or the transfer of the partnership interest of any general partner, managing partner or limited partner or the transfer of the interest of any joint venturer or member, except as provided below.

Notwithstanding the foregoing, the following transfers (which shall include pledges) shall not be prohibited hereby:

                                    (i)    Any transfer of a limited partnership
                                    interest in Grantor or in Winthrop Growth
                                    Investor 1 Limited Partnership ("WGI"), the general partner of Grantor;

                                    (ii)  Any   substitution   of  the   general
                                    partnership  interest  in the Grantor or WGI
                                    by a corporation which meets or by a limited
                                    partnership   which   (i)  meets  and  whose
                                    corporate general partner meets the single purpose requirements set forth in Paragraph 10 hereof (hereinafter collectively, the "Single Purpose Requirements"), and (ii) is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA");

                                    (iii) The  transfer  of an  interest  in the
                                    general  partner  of  Grantor  or  WGI  to a
                                    corporation  provided the corporation  meets
                                    the  Single  Purpose  Requirements  or  to a
                                    limited  partnership  which  meets and whose
                                    corporate
                                    general  partner  meets such Single  Purpose
                                    Requirements  and provided further that such
                                    new   corporation  or  limited   partnership
                                    become a general  partner of the Grantor and
                                    provided   further   that  such   substitute
                                    corporation     or    substitute     limited
                                    partnership is controlled by WFA;

                    (iv) Transfers of limited partnership interests in WFA will be permitted;

                           (c)      Beneficiary shall not be required to
demonstrate any actual impairment of its security or any increased risk of default hereunder in order to declare the Debt immediately due and payable upon Grantor's sale, conveyance, alienation, mortgage, encumbrance, pledge or transfer of the Trust Property without Beneficiary's consent if such consent is required. This provision shall apply to every sale, conveyance, alienation, mortgage, encumbrance, pledge or transfer of the Trust Property regardless of whether voluntary or not, or whether or not Beneficiary has consented to any previous sale, conveyance, alienation, mortgage, encumbrance, pledge or transfer of the Trust Property.

                           (d)      Beneficiary's consent to one sale,
conveyance, alienation, mortgage, encumbrance, pledge or transfer of the Trust Property shall not be deemed to be a waiver of Beneficiary's right to require such consent to any future occurrence of same. Any sale, conveyance, alienation, mortgage, encumbrance, pledge or transfer of the Trust Property made in contravention of this paragraph shall be null and void and of no force and effect.

                           (e)      Grantor agrees to bear and shall pay or
reimburse Beneficiary on demand for all reasonable expenses (including, without limitation, reasonable attorneys' fees and disbursements, title search costs and title insurance endorsement premiums) incurred by Beneficiary in connection with the review, approval and documentation of any such sale, conveyance, alienation, mortgage, encumbrance, pledge or transfer.

                           (f)      Where Beneficiary's consent to the sale or
transfer  of  the  Trust  Property  is  required,   such  consent  will  not  be
unreasonably withheld after consideration of all relevant factors, provided that:

                                    (i) no Event of Default or event which with the giving of notice or the passage of time would constitute an Event of Default shall have occurred and remain uncured;

                                    (ii) the proposed transferee  ("Transferee")
                                    shall be a  reputable  entity  or  person of
                                    good    character,     creditworthy,    with
                                    sufficient  financial worth  considering the
                                    obligations   assumed  and  undertaken,   as
                                    evidenced by financial  statements and other
                                    information    reasonably    requested    by
                                    Beneficiary   and  shall   conform   in  all
                                    respects    with    the    Single    purpose
                                    Requirements;

                                    (iii)  the   Transferee   and  its  property
                                    manager shall have sufficient  experience in
                                    the ownership  and  management of properties
                                    similar   to   the   Trust   Property,   and
                                    Beneficiary    shall   be   provided    with
                                    reasonable evidence thereof (and Beneficiary reserves the right to approve the Transferee without approving the substitution of the property manager);

                                    (iv) Beneficiary shall have  recommendations
                                    in  writing  from the  Rating  Agencies  (as
                                    hereinafter defined) to the effect that such
                                    transfer    will    not    result    in    a
                                    requalification,  reduction or withdrawal of
                                    any  rating  initially  assigned  or  to  be
                                    assigned in a Secondary  Market  Transaction
                                    (as hereinafter  defined).  The term "Rating
                                    Agencies"  as used herein shall mean each of
                                    Standard & Poor's  Ratings Group, a division
                                    of  McGraw-Hill,   Inc.,  Moody's  Investors
                                    Service, Inc., Duff and Phelps Credit Rating
                                    Co. and Fitch Investors Service, Inc. or any other nationally-recognized statistical rating agency which has been approved by Beneficiary;

                                    (v) the  Transferee  shall have executed and
                                    delivered  to   Beneficiary   an  assumption
                                    agreement in form and  substance  acceptable
                                    to Beneficiary, evidencing such Transferee's
                                    agreement to abide and be bound by the terms
                                    of the  Note,  this  Deed of  Trust  and the
                                    other  Loan  Documents,  together  with such
                                    legal    opinions   and   title    insurance
                                    endorsements as may be reasonably requested by Beneficiary; and

                                    (vi)  Beneficiary  shall  have  received  an
                                    assumption fee equal to one percent (1%) of the then unpaid principal balance of the
                                    Note in addition to the payment of all costs and expenses incurred by Beneficiary in connection with such assumption (including reasonable attorneys' fees and costs).

                  13.      Estoppel Certificates and No Default Affidavits.

                           (a)      After request by Beneficiary, Grantor shall
within ten (10) days furnish Beneficiary with a statement, duly acknowledged and certified, setting forth (i) the amount of the original principal amount of the Note, (ii) the unpaid principal amount of the Note, (iii) the rate of interest of the Note, (iv) the date installments of interest and/or principal were last paid, (v) any offsets or defenses to the payment of the Debt, if any, and (vi) that the Note, this Deed of Trust and the other Loan Documents are valid, legal and binding obligations and have not been modified or if modified, giving particulars of such modification.

                           (b)      After request by Beneficiary, Grantor shall
within ten (10) days furnish Beneficiary with a certificate reaffirming all representations and warranties of Grantor set forth herein and in the other Loan Documents as of the date requested by Beneficiary or, to the extent of any changes to any such representations and warranties, so stating such changes.

                           (c)      If the Trust Property includes commercial
property, Grantor shall deliver to Beneficiary upon request, tenant estoppel certificates from each commercial tenant at the Trust Property in form and substance reasonably satisfactory to Beneficiary provided that Grantor shall not be required to deliver such certificates more frequently than two (2) times in any calendar year.

                  14. Changes in Laws Regarding Taxation. If any law is enacted or adopted or amended after the date of this Deed of Trust which deducts the Debt from the value of the Trust Property for the purpose of taxation or which imposes a tax, either directly or indirectly, on the Debt or Beneficiary's interest in the Trust Property, Grantor will pay such tax, with interest and penalties thereon, if any. In the event Beneficiary is advised by counsel chosen by it that the payment of such tax or interest and penalties by Grantor would be unlawful or taxable to Beneficiary or unenforceable or provide the basis for a defense of usury, then in any such event, Beneficiary shall have the option, by written notice of not less than ninety (90) days, to declare the Debt immediately due and payable.

                  15. No Credits on Account of the Debt. Grantor will not claim or demand or be entitled to any credit or credits on account of the Debt for any part of the Taxes or Other Charges assessed against the Trust Property, or any part thereof, and no deduction shall otherwise be made or claimed from the assessed value of the Trust Property, or any part thereof, for real estate tax purposes by reason of this Deed of Trust or the Debt. In the event such claim, credit or deduction shall be required by law, Beneficiary shall have the option, by written notice of not less than ninety (90) days, to declare the Debt immediately due and payable.

                  16. Documentary Stamps. If at any time the United States of America, any State thereof or any subdivision of any such State shall require revenue or other stamps to be affixed to the Note or this Deed of Trust, or impose any other tax or charge on the same, Grantor will pay for the same, with interest and penalties thereon, if any.

                  17. Controlling Agreement. It is expressly stipulated and agreed to be the intent of Grantor, and Beneficiary at all times to comply with applicable state law or applicable United States federal law (to the extent that it permits Beneficiary to contract for, charge, take, reserve, or receive a greater amount of interest than under state law) and that this Paragraph 17 shall control every other covenant and agreement in this Deed of Trust and the other Loan Documents. If the applicable law (state or federal) is ever judicially interpreted so as to render usurious any amount called for under the Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved, or received with respect to the Debt, or if Beneficiary's exercise of the option to accelerate the maturity of the Note, or if any prepayment by Grantor results in Grantor having paid any interest in excess of that permitted by applicable law, then it is Grantor's and Beneficiary's express intent that all excess amounts theretofore collected by Beneficiary shall be credited on the principal balance of the Note and all other Debt (or, if the Note and all other Debt have been or would thereby be paid in full, refunded to Grantor), and the provisions of the Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new documents, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid or agreed to be paid to Beneficiary for the use, forbearance, or detention of the Debt shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full stated term of the Debt until payment in full so that the rate or amount of interest on account of the Debt does not exceed the maximum lawful rate from time to time in effect and applicable to the Debt for so long as the Debt is outstanding. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Beneficiary to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

                  18.      Financial Statements.

                           (a)     The financial statements heretofore furnished
to Beneficiary are, as of the dates specified therein, complete and correct and fairly present the financial condition of the Grantor and any other persons or entities that are the subject of such financial statements, and are prepared in accordance with generally accepted accounting principles. Grantor does not have any contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments that are known to Grantor and reasonably likely to have a materially adverse effect on the Trust Property or the operation thereof as a multifamily residential apartment project, except as referred to or reflected in said financial statements. Since the date of such financial statements, there has been no materially adverse change in the financial condition, operating or business of Grantor from that set forth in said financial statements.

                           (b)     Grantor will maintain full and accurate books
of accounts and other records reflecting the results of the operations of the Trust Property and will furnish to Beneficiary on or before ninety (90) days after the end of each calendar quarter the following items, each certified by Grantor as being true and correct: (i) a written statement (rent roll) dated as of the last day of each such calendar quarter identifying each of the Leases by the term, space occupied, rental required to be paid, security deposit paid, any rental concessions, and identifying any defaults or payment delinquencies thereunder; (ii) monthly and year to date operating statements prepared for each calendar month during each such calendar quarter, each of which shall include an itemization of actual (not pro forma) capital expenditures during the applicable period. Until a Secondary Market Transaction (hereinafter defined) has occurred, the Grantor shall furnish monthly each of the items listed in the immediately preceding sentence within thirty (30) days after the end of such month. Within ninety (90) days following the end of each calendar year, Grantor shall furnish statements of its financial affairs and condition including a balance sheet and a statement of profit and loss for the Grantor in such detail as Beneficiary may request, and setting forth the financial condition and the income and expenses for the Trust Property for the immediately preceding calendar year prepared by one of the "big six" public accounting firms. Grantor's annual financial statements shall be accompanied by a certificate executed by the chief financial officer of Grantor or the general partner of Grantor, as applicable, stating that each such annual financial statement presents fairly the financial condition of the Trust Property being reported upon and has been prepared in accordance with generally accepted accounting principles consistently applied. In addition, for the calendar year 1995, the Grantor shall submit its annual operating statement prepared by the Grantor not later than January 20, 1996. At any time and from time to time Grantor shall deliver to Beneficiary or its agents such other financial data as Beneficiary or its agents shall reasonably request with respect to the ownership, maintenance, use and operation of the Trust Property.

                           (c)     In the event that Grantor fails to provide to
Beneficiary or its designee any of the financial statements, certificates, reports or information (the "Required Records") required by this Paragraph 18 within thirty (30) days after the date upon which such Required Record is due, Grantor shall pay to Beneficiary, at Beneficiary's option and in its sole discretion, an amount equal to $5,000 for each Required Record that is not delivered; provided that, Beneficiary has given at least fifteen (15) days prior written notice to Grantor of such failure by Grantor to timely submit the applicable Required Record.

                  19. Performance of Other Agreements. Grantor shall observe and perform each and every term to be observed or performed by Grantor pursuant to the terms of any agreement or recorded instrument affecting or pertaining to the Trust
Property.

                  20.      Further Acts, Etc.

                           (a)      Grantor will, at the cost of Grantor, and
without expense to Beneficiary, do, execute, acknowledge and deliver all and every such further acts, deeds, conveyances, mortgages, assignments, notices of assignment, Uniform Commercial Code financing statements or continuation statements, transfers and assurances as Beneficiary shall, from time to time, require, for the better assuring, conveying, assigning, transferring, and confirming unto Beneficiary the property and rights hereby deeded, mortgaged, given, granted, bargained, sold, alienated, enfeoffed, conveyed, confirmed, pledged, assigned and hypothecated or intended now or hereafter so to be, or which Grantor may be or may hereafter become bound to convey or assign to Beneficiary, or for carrying out the intention or facilitating the performance of the terms of this Deed of Trust or for filing, registering or recording this Deed of Trust or for facilitating the sale of the Loan and the Loan Documents as described in

Paragraph 20(b) below. Grantor, on demand, will execute and deliver and hereby authorizes Beneficiary to execute in the name of Grantor or without the signature of Grantor to the extent Beneficiary may lawfully do so, one or more financing statements, chattel mortgages or other instruments, to evidence more effectively the security interest of Beneficiary in the Trust Property. Upon foreclosure, the appointment of a receiver or any other relevant action, Grantor will, at the cost of Grantor and without expense to Beneficiary, cooperate fully and completely to effect the assignment or transfer of any license, permit, agreement or any other right necessary or useful to the operation of or the Trust Property. Grantor grants to Beneficiary an irrevocable power of attorney coupled with an interest for the purpose of exercising and perfecting any and all rights and remedies available to Beneficiary at law and in equity, including, without limitation, such rights and remedies available to Beneficiary pursuant to this paragraph.

                           (b)     Grantor acknowledges that Beneficiary and its
successors and assigns may (i) sell this Deed of Trust, the Note and other Loan Documents to one or more investors as a whole loan, (ii) participate the Loan secured by this Deed of Trust to one or more investors, (iii) deposit this Deed of Trust, the Note and other Loan Documents with a trust, which trust may sell certificates to investors evidencing an ownership interest in the trust assets, or (iv) otherwise sell the Loan or interest therein to investors (the transactions referred to in clauses (i) through (iv) are hereinafter each referred to as "Secondary Market Transaction"). Grantor shall cooperate with Beneficiary in effecting any such Secondary Market Transaction and shall cooperate to implement all requirements imposed by any Rating Agency involved in any Secondary Market Transaction. Grantor shall provide such information, legal opinions and documents relating to Grantor, Guarantor, if any, the Trust Property and any tenants of the Improvements as Beneficiary may reasonably request in connection with such Secondary Market Transaction. In addition, Grantor shall make available to Beneficiary all information concerning its business and operations that Beneficiary may reasonably request. Beneficiary shall be permitted to share all such information with the investment banking firms, Rating Agencies, accounting firms, law firms and other third-party advisory firms involved with the Loan and the Loan Documents or the applicable Secondary Market Transaction. It is understood that the information provided by Grantor to Beneficiary may ultimately be incorporated into the offering documents for the Secondary Market Transaction and thus various investors may also see some or all of the information. Beneficiary and all of the aforesaid third-party advisors and professional firms shall be entitled to rely on the information supplied by, or on behalf of, Grantor and Grantor indemnifies Beneficiary as to any losses, claims, damages or liabilities that arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in such information or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated in such information or necessary in order to make the statements in such information, or in light of the circumstances under which they were made, not misleading. Beneficiary may publicize the existence of the Loan in connection with its marketing for a Secondary Market Transaction or otherwise as part of its business development.

                  21. Recording of Deed of Trust, Etc. Grantor forthwith upon the execution and delivery of this Deed of Trust and thereafter, from time to time, will cause this Deed of Trust, and any security instrument creating a lien or security interest or evidencing the lien hereof upon the Trust Property and each instrument of further assurance to be filed, registered or recorded in such manner and in such places as may be required by any present or future law in order to publish notice of and fully to protect the lien or security interest hereof upon, and the interest of Beneficiary in, the Trust Property. Grantor will pay all filing, registration or recording fees, and all expenses incident to the preparation, execution and acknowledgment of this Deed of Trust, any deed of trust supplemental hereto, any security instrument with respect to the Trust Property and any instrument of further assurance, and all federal, state, county and municipal, taxes, duties, imposts, assessments and charges arising out of or in connection with the execution and delivery of this Deed of Trust, any deed of trust supplemental hereto, any security instrument with respect to the Trust Property or any instrument of further assurance, except where prohibited by law so to do. Grantor shall hold harmless and indemnify Beneficiary, its successors and assigns, against any liability incurred by reason of the imposition of any tax on the making and recording of this Deed of Trust.

                  22. Reporting Requirements. Grantor agrees to give prompt notice to Beneficiary of the insolvency or bankruptcy filing of Grantor or the death, insolvency or bankruptcy filing of any Guarantor.

                  23. Events of Default. The Debt shall become immediately due and payable at the option of Beneficiary upon the happening of any one or more of the following events of default
(each an "Event of Default"):

                           (a)      if any portion of the Debt is not paid when
due;

                           (b)      subject to Grantor's right to contest as
provided herein, if any of the Taxes or Other Charges are not paid when the same are due and payable;

                           (c)      if the Policies are not kept in full force
and effect, or if certified copies of the Policies are not delivered to Beneficiary within ten (10) days after request;

         (d)      except as permitted herein, if Grantor
transfers or encumbers any portion of the Trust Property without Beneficiary's prior written consent;

                           (e)     if any representation or warranty of Grantor,
or of any Guarantor, made herein or in any other Loan Document or in any certificate, report, financial statement or other instrument or document furnished to Beneficiary shall have been false or misleading in any material respect as of the date the representation or warranty was made;

                           (f)      if Grantor or any Guarantor shall make an
assignment for the benefit of creditors;

                           (g)      if a receiver, liquidator or trustee of
Grantor or of any Guarantor shall be appointed or if Grantor or any Guarantor shall be adjudicated a bankrupt or insolvent, or if any petition for bankruptcy, reorganization or arrangement pursuant to federal bankruptcy law, or any similar federal or state law, shall be filed by or against, consented to, or acquiesced in by, Grantor or any Guarantor or if any proceeding for the dissolution or liquidation of Grantor or of any Guarantor shall be instituted; however, if such appointment, adjudication, petition or proceeding was involuntary and not consented to by Grantor or such Guarantor, upon the same not being discharged, stayed or dismissed within ninety (90) days;

                           (h)      if Grantor shall be in default under any
other deed of trust or security agreement covering any part of the Trust Property whether it be superior or junior in lien to this Deed of Trust;

                           (i)      subject to Grantor's right to contest as
provided herein, if the Trust Property becomes subject to any mechanic's, materialman's or other lien except a lien for local real estate taxes and assessments not then due and payable;

                           (j)      if Grantor fails to cure properly any
violations of laws or ordinances affecting or which may be interpreted to affect the Trust Property within thirty (30) days after Grantor first receives notice of any such violations;

                           (k)      except as permitted in this Deed of Trust,
the actual or threatened alteration, improvement, demolition or removal of any of the Improvements without the prior consent of Beneficiary;

                           (l)      if Grantor shall continue to be in default
under any term, covenant, or provision of the Note or any of the other Loan Documents, beyond applicable cure periods contained in those documents;

                           (m)      if Grantor shall continue to be in default
under any other term, covenant or provision of this Deed of Trust not specified in (a) to (l) above, for ten (10) days after notice to Grantor from Beneficiary, in the case of any default which can be cured by the payment of a sum of money, or for thirty (30) days after notice from Beneficiary in the case of any other default, provided, however, that if such non-monetary default is susceptible of cure but cannot reasonably be cured within such thirty (30) day period and provided further that Grantor shall have commenced to cure such non-monetary default within such thirty (30) day period and thereafter diligently and expeditiously proceeds to cure same, such thirty (30) day period shall be extended for such time as is reasonably necessary for Grantor, in the exercise of due diligence, to cure such non-monetary default; such additional period not to exceed sixty (60) days;

                           (n)      if without Beneficiary's prior written
consent, (i) the Manager for the Trust Property under the Management Agreement (or any successor management agreement) resigns or is removed, or (ii) the ownership, management or control of such Manager is transferred to a person or entity other than Winthrop Management, or (iii) there is any material change in the Management Agreement (or any successor management agreement) Grantor. Notwithstanding the foregoing, Grantor or any affiliates of Winthrop Financial Associates may be substituted as Manager without Beneficiaries consent if the Rating Agencies approves of such substitute;

                           (o)     if Grantor ceases to continuously operate the
Trust Property or any material portion thereof as a multifamily residential apartment project for any reason whatsoever (other than temporary cessation in connection with any repair or renovation thereof undertaken with the consent of Beneficiary);

                           (p)      if there shall be default under any of the
other Loan Documents beyond any applicable cure periods contained in such documents, whether as to Grantor or any of the Trust Property, or if any other such event shall occur or condition shall exist, if the effect of such event or condition is to accelerate the maturity of any portion of the Debt or to permit Beneficiary to accelerate the maturity of all or any portion of the Debt;
                           (q)      if on or before July 1, 2003, Grantor and
Winthrop Growth Investors 1 Limited Partnership, the sole general partner of Grantor, fail to provide to Beneficiary evidence satisfactory to Beneficiary that they have either (i) extended the expiration dates of each of their respective limited partnership agreements to a date which is not earlier than July 1, 2026 or (ii) taken other action such that Grantor and WGI will not dissolve on December 31, 2003 and will continue in existence until a date not earlier than July 1, 2026.

24. Late Payment Charge. If any portion of the Debt is not paid on the date on which it is due, Grantor shall pay to Beneficiary upon demand an amount equal to the lesser of five percent (5%) of such unpaid portion of the Debt or the maximum amount permitted by applicable law in order to defray a portion of the expenses incurred by Beneficiary in handling and processing such delinquent payment and to compensate Beneficiary for the loss of the use of such delinquent payment, and such amount shall be secured by this Deed of Trust.

                  25. Right To Cure Defaults. Upon the occurrence of any Event of Default or if Grantor fails to make any payment or to do any act as herein provided, Beneficiary may, but without any obligation to do so and without notice to or demand on Grantor and without releasing Grantor from any obligation hereunder, make or do the same in such manner and to such extent as Beneficiary may deem necessary to protect the security hereof. Beneficiary is authorized to enter upon the Trust Property for such purposes or appear in, defend, or bring any action or proceeding to protect its interest in the Trust Property or to foreclose this Deed of Trust or collect the Debt, and the cost and expense thereof (including reasonable attorneys' fees and disbursements to the extent permitted by law), with interest at the Default Rate (as defined in the Note) for the period after notice from Beneficiary that such cost or expense was incurred to the date of payment to Beneficiary, shall constitute a portion of the Debt, shall be secured by this Deed of Trust and the other Loan Documents and shall be due and payable to Beneficiary upon demand.

                  26.      Remedies.

                           (a)      Upon the occurrence of any Event of Default,
Beneficiary may take such action, without notice or demand, as it deems advisable to protect and enforce its rights against Grantor and in and to the Trust Property by Beneficiary itself or otherwise, including, without limitation, the following actions, each of which may be pursued concurrently or otherwise, at such time and in such order as Beneficiary may determine, in its sole discretion, without impairing or otherwise affecting the other rights and remedies of Beneficiary:

                                      (i)   declare the entire Debt to be
immediately due and payable;

                                     (ii  institute a proceeding or proceedings,
judicial or nonjudicial, by advertisement or otherwise, for the complete foreclosure of this Deed of Trust in which case the Trust Property or any interest therein may be sold for cash or upon credit in one or more parcels or in several interests or portions and in any order or manner;

                                    (iii)   with or without entry, to the extent
permitted and pursuant to the procedures provided by applicable law, institute proceedings for the partial foreclosure of this Deed of Trust for the portion of the Debt then due and payable, subject to the continuing lien of this Deed of Trust for the balance of the Debt not then due;

                                     (iv) sell for cash or upon credit the Trust
Property or any part thereof and all estate, claim, demand, right, title and interest of Grantor therein and rights of redemption thereof, pursuant to the power of sale contained herein or otherwise, at one or more sales, as an entirety or in parcels, at such time and place, upon such terms and after such notice thereof as may be required or permitted by law;

                                      (v)institute an action, suit or proceeding
in equity for the specific performance of any covenant, condition or agreement contained herein, or in any of the other Loan
Documents;

                                     (vi)   recover judgment on the Note either
before, during or after any proceedings for the enforcement of this Deed of Trust;

                                    (vii)apply for the appointment of a trustee,
receiver, liquidator or conservator of the Trust Property, without notice and without regard for the adequacy of the security for the Debt and without regard for the solvency of the Grantor, any Guarantor or of any person, firm or other entity liable for the payment of the Debt;

                                   (viii)  enforce Beneficiary's interest in the
Leases and Rents and enter into or upon the Trust Property, either personally or by its agents, nominees or attorneys and dispossess Grantor and its agents and servants therefrom, and thereupon Beneficiary may (A) use, operate, manage, control, insure, maintain, repair, restore and otherwise deal with all and every part of the Trust Property and conduct the business thereat; (B) complete any construction on the Trust Property in such manner and form as Beneficiary deems advisable; (C) make alterations, additions, renewals, replacements and improvements to or on the Trust Property; (D) exercise all rights and powers of Grantor with respect to the Trust Property, whether in the name of Grantor or otherwise, including, without limitation, the right to make, cancel, enforce or modify Leases, obtain and evict tenants, and demand, sue for, collect and receive all Rents; and (E) apply the receipts from the Trust Property to the payment of Debt, after deducting therefrom all expenses (including reasonable attorneys' fees and disbursements) incurred in connection with the aforesaid operations and all amounts necessary to pay the taxes, assessments insurance and other charges in connection with the Trust Property, as well as just and reasonable compensation for the services of Beneficiary, its counsel, agents and employees;

                                     (ix)   require Grantor to pay monthly in
advance to Beneficiary, or any receiver appointed to collect the Rents, the fair and reasonable rental value for the use and occupation of any portion of the Trust Property occupied by Grantor and require Grantor to vacate and surrender possession to Beneficiary of the Trust Property or to such receiver and, in default thereof, evict Grantor by summary proceedings or otherwise; or

                                    (x) pursue such other rights and remedies as
may be available at law or in equity or under the Uniform Commercial Code including without limitation the right to receive and/or establish a lock box for all Rents proceeds from the Intangibles and any other receivables or rights to payments of Grantor relating to the Trust Property.

In the event of a sale, by foreclosure or otherwise, of less than all of the Trust Property, this Deed of Trust shall continue as a lien on the remaining portion of the Trust Property.

                           (b)      The proceeds of any sale made under or by
virtue of this paragraph, together with any other sums which then may be held by Beneficiary under this Deed of Trust, whether under the provisions of this paragraph or otherwise, shall be applied by Beneficiary to the payment of the Debt in such priority and proportion as Beneficiary in its sole discretion shall deem proper.

                           (c)     Beneficiary may adjourn from time to time any
sale by it to be made under or by virtue of this Deed of Trust by announcement at the time and place appointed for such sale or for such adjourned sale or sales; and, except as otherwise provided by any applicable provision of law, Beneficiary, without further notice or publication, may make such sale at the time and place to which the same shall be so adjourned.

                           (d)      Upon the completion of any sale or sales
pursuant hereto, Beneficiary, or an officer of any court empowered to do so, shall execute and deliver to the accepted purchaser or purchasers a good and sufficient instrument, or good and sufficient instruments, conveying, assigning and transferring all estate, right, title and interest in and to the property and rights sold. Beneficiary is hereby irrevocably appointed the true and lawful attorney of Grantor, in its name and stead, to make all necessary conveyances, assignments, transfers and deliveries of the Trust Property and rights so sold and for that purpose Beneficiary may execute all necessary instruments of conveyance, assignment and transfer, and may substitute one or more persons with like power, Grantor hereby ratifying and confirming all that its said attorney or such substitute or substitutes shall lawfully do by virtue hereof. Any sale or sales made under or by virtue of this paragraph, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, shall operate to divest all the estate, right, title, interest, claim and demand whatsoever, whether at law or in equity, of Grantor in and to the properties and rights so sold, and shall be a perpetual bar both at law and in equity against Grantor and against any and all persons claiming or who may claim the same, or any part thereof from, through or under Grantor.

                           (e)     Upon any sale made under or by virtue of this
paragraph, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, Beneficiary may bid for and acquire the Trust Property or any part thereof and in lieu of paying cash therefor may make settlement for the purchase price by crediting upon the Debt the net sales price after deducting therefrom the expenses of the sale and costs of the action and any other sums which Beneficiary is authorized to deduct under this Deed of Trust.

                           (f)      No recovery of any judgment by Beneficiary
and no levy of an execution under any judgment upon the Trust Property or upon any other property of Grantor shall affect in any manner or to any extent the lien of this Deed of Trust upon the Trust Property or any part thereof, or any liens, rights, powers or remedies of Beneficiary hereunder, but such liens, rights, powers and remedies of Beneficiary shall continue unimpaired as before.

                           (g)      Beneficiary may terminate or rescind any
proceeding or other action brought in connection with its exercise of the remedies provided in this paragraph at any time before the conclusion thereof, as determined in Beneficiary's sole discretion and without prejudice to Beneficiary.

                           (h)      Beneficiary may resort to any remedies and
the security given by the Note, this Deed of Trust or the Loan Documents in whole or in part, and in such portions and in such order as determined by Beneficiary's sole discretion. No such action shall in any way be considered a waiver of any rights, benefits or remedies evidenced or provided by the Note, this Deed of Trust or any of the other Loan Documents. The failure of Beneficiary to exercise any right, remedy or option provided in the Note, this Deed of Trust or any of the other Loan Documents shall not be deemed a waiver of such right, remedy or option or of any covenant or obligation secured by the Note, this Deed of Trust or the other Loan Documents. No acceptance by Beneficiary of any payment after the occurrence of any Event of Default and no payment by Beneficiary of any obligation for which Grantor is liable hereunder shall be deemed to waive or cure any Event of Default with respect to Grantor, or Grantor's liability to pay such obligation. No sale of all or any portion of the Trust Property, no forbearance on the part of Beneficiary, and no extension of time for the payment of the whole or any portion of the Debt or any other indulgence given by Beneficiary to Grantor, shall operate to release or in any manner affect the interest of

Beneficiary in the remaining Trust Property or the liability of Grantor to pay the Debt. No waiver by Beneficiary shall be effective unless it is in writing and then only to the extent specifically stated. All costs and expenses of Beneficiary in exercising its rights and remedies under this Paragraph 26 (including reasonable attorneys' fees and disbursements to the extent permitted by law), shall be paid by Grantor immediately upon notice from Beneficiary, with interest at the Default Rate for the period after notice from Beneficiary and such costs and expenses shall constitute a portion of the Debt and shall be secured by this Deed of Trust.

                           (i)     The interests and rights of Beneficiary under
the Note, this Deed of Trust or in any of the other Loan Documents shall not be impaired by any indulgence, including (i) any renewal, extension or modification which Beneficiary may grant with respect to any of the Debt, (ii) any surrender, compromise, release, renewal, extension, exchange or substitution which Beneficiary may grant with respect to the Trust Property or any portion thereof; or (iii) any release or indulgence granted to any maker, endorser, Guarantor or surety of any of the Debt.

                  27. Right of Entry. In addition to any other rights or remedies granted under this Deed of Trust, Beneficiary and its agents shall have the right to enter and inspect the Trust Property at any reasonable time during the Term. The cost of such inspections or audits shall be borne by Grantor should Beneficiary determine that an Event of Default exists, including the cost of all follow up or additional investigations or inquiries deemed reasonably necessary by Beneficiary. The cost of such inspections, if not paid for by Grantor following demand, may be added to the principal balance of the sums due under the Note and this Deed of Trust and shall bear interest thereafter until paid at the Default Rate.

                  28. Security Agreement. This Deed of Trust is both a real property deed of trust and a "security agreement" within the meaning of the Uniform Commercial Code. The Trust Property includes both real and personal property and all other rights and interests, whether tangible or intangible in nature, of Grantor in the Trust Property. Grantor by executing and delivering this Deed of Trust has granted and hereby grants to Beneficiary, as security for the Debt, a security interest in the Trust Property to the full extent that the Trust Property may be subject to the Uniform Commercial Code (said portion of the Trust Property so subject to the Uniform Commercial Code being called in this paragraph the "Collateral"). Grantor hereby agrees with Beneficiary to execute and deliver to Beneficiary, in form and substance satisfactory to Beneficiary, such financing statements and such further assurances as Beneficiary may from time to time, reasonably consider necessary to create, perfect, and preserve Beneficiary's security interest herein granted. This Deed of Trust shall also constitute a "fixture filing" for the purposes of the Uniform Commercial Code. As such, this Deed of Trust covers all items of the Collateral that are or are to become fixtures. Information concerning the security interest herein granted may be obtained from the parties at the addresses of the parties set forth in the first paragraph of this Deed of Trust. If an Event of Default shall occur, Beneficiary and Trustee, in addition to any other rights and remedies which it may have, shall have and may exercise immediately and without demand, any and all rights and remedies granted to a secured party upon default under the Uniform Commercial Code, including, without limiting the generality of the foregoing, the right to take possession of the Collateral or any part thereof, and to take such other measures as Beneficiary or Trustee may deem necessary for the care, protection and preservation of the Collateral. Upon request or demand of Beneficiary or Trustee, Grantor shall at its expense assemble the Collateral and make it available to Beneficiary and Trustee at a convenient place acceptable to Beneficiary. Grantor shall pay to Beneficiary and Trustee on demand any and all expenses, including attorneys' fees and disbursements, incurred or paid by Beneficiary and Trustee in protecting the interest in the Collateral and in enforcing the rights hereunder with respect to the Collateral. Any notice of sale, disposition or other intended action by Beneficiary and Trustee with respect to the Collateral sent to Grantor in accordance with the provisions hereof at least five (5) days prior to such action, shall constitute commercially reasonable notice to Grantor. The proceeds of any disposition of the Collateral, or any part thereof, may be applied by Beneficiary to the payment of the Debt in such priority and proportions as Beneficiary in its sole discretion shall deem proper. In the event of any change in name, identity or structure of any Grantor, such Grantor shall notify Beneficiary thereof and promptly after request shall execute, file and record such Uniform Commercial Code forms as are necessary to maintain the priority of Beneficiary's lien upon and security interest in the Collateral, and shall pay all expenses and fees in connection with the filing and recording thereof. If Beneficiary shall require the filing or recording of additional Uniform Commercial Code forms or continuation statements, Grantor shall, promptly after request, execute, file and record such Uniform Commercial Code forms or continuation statements as Beneficiary shall deem necessary, and shall pay all expenses and fees in connection with the filing and recording thereof, it being understood and agreed, however, that no such additional documents shall increase Grantor's obligations under the Note, this Deed of Trust and any of the other Loan Documents. Grantor hereby irrevocably appoints Beneficiary as its attorney-in-fact, coupled with an interest, to file with the appropriate public office on its behalf any financing or other statements signed only by Beneficiary, as secured party, in connection with the Collateral covered by this Deed of Trust.

                  29. Actions and Proceedings. Beneficiary or Trustee has the right to appear in and defend any action or proceeding brought with respect to the Trust Property and to bring any action or proceeding, in the name and on behalf of Grantor, which Beneficiary, in its sole discretion, decides should be brought to protect their interest in the Trust Property. Beneficiary shall, at its option, be subrogated to the lien of any deed of trust or other security instrument discharged in whole or in part by the Debt, and any such subrogation rights shall constitute additional security for the payment of the Debt.

                  30. Waiver of Setoff and Counterclaim. All amounts due under this Deed of Trust, the Note and the other Loan Documents shall be payable without setoff, counterclaim or any deduction whatsoever. Grantor hereby waives the right to assert a setoff, counterclaim (other than a mandatory or compulsory counterclaim) or deduction in any action or proceeding in which Beneficiary is a participant, or arising out of or in any way connected with this Deed of Trust, the Note, any of the other Loan Documents, or the Debt.

                  31. Contest of Certain Claims. Notwithstanding the provisions of Paragraphs 4 and 23 hereof, Grantor shall not be in default for failure to pay or discharge Taxes, Other Charges or mechanic's or materialman's lien asserted against the Trust Property if, and so long as, (a) Grantor shall have notified Beneficiary of same within five (5) days of obtaining knowledge thereof; (b) Grantor shall diligently and in good faith contest the same by appropriate legal proceedings which shall operate to prevent the enforcement or collection of the same and the sale of the Trust Property or any part thereof, to satisfy the same; (c) Grantor shall have furnished to Beneficiary a cash deposit, or an indemnity bond satisfactory to Beneficiary with a surety satisfactory to Beneficiary, in the amount of the Taxes, Other Charges or mechanic's or materialman's lien claim, plus a reasonable additional sum to pay all costs, interest and penalties that may be imposed or incurred in connection therewith, to assure payment of the matters under contest and to prevent any sale or forfeiture of the Trust Property or any part thereof; (d) Grantor shall promptly upon final determination thereof pay the amount of any such Taxes, Other Charges or claim so determined, together with all costs, interest and penalties which may be payable in connection therewith; (e) the failure to pay the Taxes, Other Charges or mechanic's or materialman's lien claim does not constitute a default under any other deed of trust, mortgage or security interest covering or affecting any part of the Trust Property; and (f) notwithstanding the foregoing, Grantor shall immediately upon request of Beneficiary pay (and if Grantor shall fail so to do, Beneficiary may, but shall not be required to, pay or cause to be discharged or bonded against) any such Taxes, Other Charges or claim notwithstanding such contest, if in the opinion of Beneficiary, the Trust Property or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, cancelled or lost. Beneficiary may pay over any such cash deposit or part thereof to the claimant entitled thereto at any time when, in the judgment of Beneficiary, the entitlement of such claimant is established.

     32. Recovery of Sums Required to be Paid. Beneficiary shall have the right from time to time to take action to recover any sum or sums which constitute a part of the Debt as the same become due, without regard to whether or not the balance of the Debt shall be due, and without prejudice to the right of Beneficiary or Trustee thereafter to bring an action of foreclosure, or any other action, for a default or defaults by Grantor existing at the time such earlier action was commenced.

                  33. Marshalling and Other Matters. Grantor hereby waives, to the extent permitted by law, the benefit of all appraisement, valuation, stay, extension, reinstatement and redemption laws now or hereafter in force and all rights of marshalling in the event of any sale hereunder of the Trust Property or any part thereof or any interest therein. Further, Grantor hereby expressly waives any and all rights of redemption from sale under any order or decree of foreclosure of this Deed of Trust on behalf of Grantor, and on behalf of each and every person acquiring any interest in or title to the Trust Property subsequent to the date of this Deed of Trust and on behalf of all persons to the extent permitted by applicable law.

                  34. Hazardous Substances. Grantor hereby represents and warrants to Beneficiary that, to the best of Grantor's knowledge, except as expressly set forth in the certain Environmental Report prepared in connection with this Deed of Trust: (a) the Trust Property is not in direct or indirect violation of any local, state, federal or other governmental authority, statute, ordinance, code, order, decree, law, rule or regulation pertaining to or imposing liability or standards of conduct concerning environmental regulation, contamination or clean-up including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), the Resource Conservation and Recovery Act, as amended ("RCRA"), the Emergency Planning and Community Right- to-Know Act of 1986, as amended, the Hazardous Substances Transportation Act, as amended, the Solid Waste Disposal Act, as amended, the Clean Water Act, as amended, the Clean Air Act, as amended, the Toxic Substance Control Act, as amended, the Safe Drinking Water Act, as amended, the Occupational Safety and Health Act, as amended, any state super-lien and environmental clean-up statutes and all regulations adopted in respect to the foregoing laws (collectively, "Environmental Laws"); (b) the Trust Property is not subject to any private or governmental lien or judicial or administrative notice or action or inquiry, investigation or claim relating to hazardous and/or toxic, dangerous and/or regulated, substances, wastes, materials, raw materials which include hazardous constituents, pollutants or contaminants including without limitation, petroleum, tremolite, anthlophylie, actinolite or polychlorinated biphenyls and any other substances or materials which are included under or regulated by Environmental Laws or which are considered by scientific opinion to be otherwise dangerous in terms of the health, safety and welfare of humans (collectively, "Hazardous Substances"), provided that the term "Hazardous Substances" shall not refer to substances or material used in the day-to-day operation of a multi-family residential apartment building when such substances or materials are used in non-reportable quantities and in strict compliance with Environmental Law; (c) no Hazardous Substances are or have been, (including the period prior to Grantor's acquisition of the Trust Property), discharged, generated, treated, disposed of or stored on, incorporated in, or removed or transported from the Trust Property other than in compliance with all Environmental Laws; (d) to the Borrower's knowledge, no Hazardous Substances are present in, on or under any nearby real property which could migrate to or otherwise affect the Trust Property; and (e) no underground storage tanks exist on any of the Trust Property, and (f) except as may have been disclosed in an environemental report delivered to Lender prior to the date of the Deed of Trust, no Asbestos is located in the Trust Property. So long as Grantor owns or is in possession of the Trust Property, Grantor (i) shall keep or cause the Trust Property to be kept free from Hazardous Substances and in compliance with all Environmental Laws, (ii) shall promptly notify Beneficiary if Grantor shall become aware of any Hazardous Substances on or near the Trust Property and/or if Grantor shall become aware that the Trust Property is in direct or indirect violation of any Environmental Laws and/or if Grantor shall become aware of any condition on or near the Trust Property which shall pose a threat to the health, safety or welfare of humans, and (iii) Grantor shall remove such Hazardous Substances and/or cure such violations and/or remove such threats, as applicable, as required by law (or as shall be required by Beneficiary in the case of removal which is not required by law, but in response to the opinion of a licensed hydrogeologist, licensed environmental engineer or other qualified consultant engaged by Beneficiary ("Beneficiary's Consultant")), promptly after Grantor becomes aware of same, at Grantor's sole expense. Nothing herein shall prevent Grantor from recovering such expenses from any other party that may be liable for such removal or cure. The obligations and liabilities of Grantor under this Paragraph 34 shall survive any termination, satisfaction, or assignment of this Deed of Trust and the exercise by Beneficiary of any of its rights or remedies hereunder, including, without limitation, the acquisition of the Trust Property by foreclosure or a conveyance in lieu of foreclosure.

                  Notwithstanding the foregoing, Grantor shall not be required to remove any non-friable and undamaged asbestos unless such removal is required by applicable law or if in the opinion of Beneficiary's consulting engineer such asbestos creates a hazard to the tenants.

35. Asbestos. Grantor represents and warrants that, to the best of Grantor's knowledge, after due inquiry and investigation, no asbestos or any substance or material containing asbestos ("Asbestos") is located on the Trust Property except as may have been disclosed in an environmental report delivered to Beneficiary prior to the date of this Deed of Trust. Grantor shall not install in the Trust Property, nor permit to be installed in the Trust Property,
Asbestos and shall remove any Asbestos promptly upon discovery to the satisfaction of Beneficiary, at Grantor's sole expense. Grantor shall in all instances comply with, and ensure compliance by all occupants of the Trust Property with, all applicable federal, state and local laws, ordinances, rules and regulations with respect to Asbestos, and shall keep the Trust Property free and clear of any liens imposed pursuant to such laws, ordinances, rules or regulations. In the event that Grantor receives any notice or advice from any governmental agency or any source whatsoever with respect to Asbestos on, affecting or installed on the Trust Property, Grantor shall immediately notify Beneficiary. The obligations and liabilities of Grantor under this Paragraph 35 shall survive any termination, satisfaction, or assignment of this Deed of Trust and the exercise by Beneficiary of any of its rights or remedies hereunder, including but not limited to, the acquisition of the Trust Property by foreclosure or a conveyance in lieu of foreclosure.

                  36. Environmental Monitoring. Grantor shall give prompt written notices to Beneficiary of: (a) any proceeding or inquiry by any party with respect to the presence of any Hazardous Substance or Asbestos on, under, from or about the Trust Property, (b) all claims made or threatened by any third party against Grantor or the Trust Property relating to any loss or injury resulting from any Hazardous Substance or Asbestos, and (c) Grantor's discovery of any occurrence or condition on any real property adjoining or in the vicinity of the Trust Property that could cause the Trust Property to be subject to any investigation or cleanup pursuant to any Environmental Law. Grantor shall permit Beneficiary to join and participate in, as a party if it so elects, any legal proceedings or actions initiated with respect to the Trust Property in connection with any Environmental Law or Hazardous Substance, and Grantor shall pay all attorneys' fees and disbursements incurred by Beneficiary in connection therewith. Upon Beneficiary's request, at any time and from time to time while this Deed of Trust is in effect but not more frequently than every three (3) calendar years, unless Beneficiary has determined (in the exercise of its good faith judgment) that reasonable cause exists for the performance of an environmental inspection or audit of the Trust Property, Grantor shall provide at Grantor's sole expense, (i) an inspection or audit of the Trust Property prepared by a licensed hydrogeologist or licensed environmental engineer approved by Beneficiary indicating the presence or absence of Hazardous Substances on, in or near the Trust Property, and (ii) an inspection or audit of the Trust Property prepared by a duly qualified engineering or consulting firm approved by Beneficiary, indicating the presence or absence of Asbestos on the Trust Property. If Grantor fails to provide such inspection or audit within sixty (60) days after such request Beneficiary may order same, and Grantor hereby grants to Beneficiary and its employees and agents access to the Trust Property and a license to undertake such inspection or audit. The cost of such inspection or audit may be added to the Debt and shall bear interest thereafter until paid at the Default Rate. In the event that any environmental site assessment report prepared in connection with such inspection or audit recommends that an operations and maintenance plan be implemented for Asbestos or any Hazardous Substance, Grantor shall cause such operations and maintenance plan to be prepared and implemented at Grantor's expense upon request of Beneficiary. In the event that any investigation, site monitoring, containment cleanup, removal, restoration, or other work of any kind is reasonably necessary or desirable under an applicable Environmental Law (the "Remedial Work"), Grantor shall commence within thirty (30) days after written demand by Beneficiary for performance thereof and thereafter diligently prosecute to completion all such Remedial Work and in any case as required under applicable law. All Remedial Work shall be performed by contractors approved in advance by Beneficiary, and under the supervision of a consulting engineer approved by Beneficiary. All costs and expenses of such Remedial Work shall be paid by Grantor including, without limitation, Beneficiary's reasonable attorneys' fees and disbursements incurred in connection with monitoring or review of such Remedial Work. In the event Grantor shall fail to timely commence, or cause to be commenced, or fail to diligently prosecute to completion, such Remedial Work, Beneficiary may, but shall not be required to, cause such Remedial Work to be performed, and all costs and expenses thereof, or incurred in connection therewith, may be added to the Debt and shall bear interest thereafter until paid at the Default Rate.

                  37.      Handicapped Access.

                           (a)      Grantor agrees that the Trust Property shall
at all times strictly comply to the extent applicable with the requirements of the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, all state and local laws and ordinances related to handicapped access and all rules, regulations, and orders issued pursuant thereto including, without limitation, the Americans with Disabilities Act Accessibility Guidelines for Buildings and Facilities (collectively "Access Laws").

                           (b)      Notwithstanding any provisions set forth
herein or in any other document regarding Beneficiary's approval of alterations of the Trust Property, Grantor shall not alter the Trust Property in any manner which would increase Grantor's responsibilities for compliance with the applicable Access Laws without the prior written approval of Beneficiary. The foregoing shall apply to tenant improvements constructed by Grantor or by any of its tenants. Beneficiary may condition any such approval upon receipt of a certificate of Access Law compliance from an architect, engineer, or other person acceptable to Beneficiary.

                           (c)      Grantor agrees to give prompt notice to
Beneficiary of the receipt by Grantor of any complaints related to violation of any Access Laws and of the commencement of any proceedings or investigations which relate to compliance with applicable Access Laws.

                  38. Indemnification. In addition to any other indemnifications provided herein or in the other Loan Documents, Grantor shall protect, defend, indemnify and save harmless Beneficiary and Trustee from and against all liabilities, obligations, claims, demands, damages, penalties, causes of action, losses, fines, costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements), imposed upon or incurred by or asserted against Beneficiary or Trustee by reason of (a) ownership of this Deed of Trust, the Trust Property or any interest therein or receipt of any Rents; (b) any accident, injury to or death of persons or loss of or damage to property occurring in, on or about the Trust Property or any part thereof or on the adjoining sidewalks, curbs, adjacent property or adjacent parking areas, streets or ways; (c) any use, nonuse or condition in, on or about the Trust Property or any part thereof or on adjoining sidewalks, curbs, adjacent property or adjacent parking areas, streets or ways; (d) any failure on the part of Grantor or Trustee to perform or comply with any of the terms of this Deed of Trust; (e) performance of any labor or services or the furnishing of any materials or other property in respect of the Trust Property or any part thereof; (f) the presence, disposal, escape, seepage, leakage, spillage, discharge, emission, release, or threatened release of any Hazardous Substance or Asbestos on, from, or affecting the Trust Property; (g) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Substance or Asbestos; (h) any lawsuit brought or threatened, settlement reached, or government order relating to such Hazardous Substance or Asbestos;
(i) any violation of the Environmental Laws, which are based upon or in any way related to such Hazardous Substance or Asbestos including, without limitation, the costs and expenses of any Remedial Work, attorney and consultant fees and disbursements, investigation and laboratory fees, court costs, and litigation expenses; (j) any failure of the Trust Property to comply with any Access Laws;
(k) any representation or warranty made in the Note, this Deed of Trust or any of the other Loan Documents being false or misleading in any material respect as of the date such representation or warranty was made; (l) any claim by brokers, finders or similar persons claiming to be entitled to a commission in connection with any Lease or other transaction involving the Trust Property or any part thereof under any legal requirement or any liability asserted against Beneficiary with respect thereto; and (m) the claims of any lessee of any or any portion of the Trust Property or any person acting through or under any lessee or otherwise arising under or as a consequence of any Lease. Any amounts payable to Beneficiary or Trustee by reason of the application of this paragraph shall be secured by this Deed of Trust and shall become immediately due and payable and shall bear interest at the Default Rate from the date loss or damage is sustained by Beneficiary or Trustee until paid. The obligations and liabilities of Grantor under this Paragraph 38 shall survive and termination, satisfaction, or assignment of this Deed of Trust and the exercise by Beneficiary of any of its rights or remedies hereunder, including, but not limited to, the acquisition of the Trust Property by foreclosure or a conveyance in lieu of foreclosure.

                  39. Notices. All notices, consents, approvals and requests required or permitted hereunder or under any other Loan Document shall be given in writing and shall be effective for all purposes if hand delivered or sent by
(a) certified or registered United States mail, postage prepaid, or (b) expedited prepaid delivery service, either commercial or United States Postal Service, with proof of attempted delivery, and by telecopier (with answer back acknowledged), addressed if to Beneficiary at its address set forth on the first page hereof, and if to Grantor to Grantor's address set forth on the first page hereof, or at such other address and person as shall be designated from time to time by any party hereto, as the case may be, in a written notice to the other parties hereto in the manner provided for in this paragraph. A notice shall be deemed to have been given: in the case of hand delivery, at the time of delivery; in the case of registered or certified mail, when delivered or the first attempted delivery on a Business Day; or in the case of expedited prepaid delivery and telecopy, upon the first attempted delivery on a Business Day. The term "Business Day" shall mean any day other than a Saturday, Sunday or any other day on which national banks in New York are not open for business.

                  40. Authority. (a) Grantor (and the undersigned representative of Grantor, if any) represent and warrant that it (or they, as the case may be) has full power, authority and right to execute, deliver and perform its obligations pursuant to this Deed of Trust, and to deed, mortgage, give, grant, bargain, sell, alien, enfeoff, convey, confirm, warrant, pledge, hypothecate and assign the Trust Property pursuant to the terms hereof and to keep and observe all of the terms of this Deed of Trust on Grantor's part to be performed; and
(b) Grantor represents and warrants that Grantor is not a "foreign person" within the meaning of Section 1445(f)(3) of the Internal Revenue Code of 1986, as amended and the related Treasury Department regulations, including temporary regulations.

                  41. Waiver of Notice. Grantor shall not be entitled to any notices of any nature whatsoever from Beneficiary or Trustee except with respect to matters for which this Deed of Trust specifically and expressly provides for the giving of notice by Beneficiary or Trustee to Grantor and except with respect to matters for which Beneficiary or Trustee is required by applicable law to give notice, and Grantor hereby expressly waives the right to receive any notice from Beneficiary or Trustee with respect to any matter for which this Deed of Trust does not specifically and expressly provide for the giving of notice by Beneficiary or Trustee to Grantor.

                  42. Remedies of Grantor. In the event that a claim or adjudication is made that Beneficiary has acted unreasonably or unreasonably delayed acting in any case where by law or under the Note, this Deed of Trust or any of the other Loan Documents, it has an obligation to act reasonably or promptly, Beneficiary shall not be liable for any monetary damages, and Grantor's remedies shall be limited to injunctive relief or declaratory judgment.

                  43. Sole Discretion of Beneficiary. Wherever pursuant to this Deed of Trust, Beneficiary exercises any right given to it to consent or not consent or approve or disapprove, or any arrangement or term is to be satisfactory to Beneficiary, the decision of Beneficiary to consent or not consent, to approve or disapprove or to decide that arrangements or terms are satisfactory or not satisfactory shall be in the sole discretion of Beneficiary and shall be final and conclusive, except as may be otherwise expressly and specifically provided herein.

                  44. Non-Waiver. The failure of Beneficiary or Trustee to insist upon strict performance of any term hereof shall not be deemed to be a waiver of any term of this Deed of Trust. Grantor shall not be relieved of Grantor's obligations hereunder by reason of (a) the failure of Beneficiary or Trustee to comply with any request of Grantor or Guarantor to take any action to foreclose this Deed of Trust or otherwise enforce any of the provisions hereof or of the Note, or the other Loan Documents, (b) the release, regardless of consideration, of the whole or any part of the Trust Property, or of any person liable for the Debt or any portion thereof, or (c) any agreement or stipulation by Beneficiary extending the time of payment or otherwise modifying or supplementing the terms of the Note, this Deed of Trust or any of the other Loan Documents. Beneficiary may resort for the payment of the Debt to any other security held by Beneficiary in such order and manner as Beneficiary, in its sole discretion, may elect. Beneficiary or Trustee may take action to recover the Debt, or any portion thereof, or to enforce any covenant hereof without prejudice to the right of Beneficiary or Trustee thereafter to foreclosure this Deed of Trust. The rights and remedies of Beneficiary or Trustee under this Deed of Trust shall be separate, distinct and cumulative and none shall be given effect to the exclusion of the others. No act of Beneficiary or Trustee shall be construed as an election to proceed under any one provision herein to the exclusion of any other provision. Beneficiary and Trustee shall not be limited exclusively to the rights and remedies herein stated but shall be entitled to every right and remedy now or hereafter afforded at law or in equity.

                  45. No Oral Change. This Deed of Trust, and any provisions hereof, may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Grantor or Beneficiary, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver, extension, change, discharge or termination is sought.

                  46. Liability. If Grantor consists of more than one person, the obligations and liabilities of each such person hereunder shall be joint and several. Subject to the provisions hereof requiring Beneficiary's consent to any transfer of the Trust Property, this Deed of Trust shall be binding upon and inure to the benefit of Grantor and Beneficiary and their respective successors and assigns forever.

                  47. Inapplicable Provisions. If any term, covenant or condition of the Note or this Deed of Trust is held to be invalid, illegal or unenforceable in any respect, the Note and this Deed of Trust shall be construed without such provision.

                  48. Headings, Etc. The headings and captions of various paragraphs of this Deed of Trust are for convenience of reference only and are not to be construed as defining or limiting, in any way, the scope or intent of the provisions hereof.

                  49. Duplicate Originals. This Deed of Trust may be executed in any number of duplicate originals and each such duplicate original shall be deemed to be an original.

                  50.      Definitions.  Unless the context clearly indicates
a contrary intent or unless otherwise specifically provided
herein, words used in this Deed of Trust may be used interchangeably in singular or plural form and the word "Grantor" shall mean "each Grantor and any subsequent owner or owners of the Trust Property or any part thereof or any interest therein," the word "Beneficiary" shall mean "Beneficiary and any subsequent holder of the Note," the word "Trustee" shall mean "Trustee and any subsequent holder of this Deed of Trust," the word "Note" shall mean "the Note and any other evidence of indebtedness secured by this Deed of Trust," the word "person" shall include an individual, corporation, partnership, trust, unincorporated association, government, governmental authority, and any other entity, and the words "Trust Property" shall include any portion of the Trust Property and any interest therein and the words "attorneys' fees" shall include any and all attorneys' fees, paralegal and law clerk fees, including, without limitation, fees at the pre-trial, trial and appellate levels incurred or paid by Beneficiary in protecting its interest in the Trust Property and Collateral and enforcing its rights hereunder. Whenever the context may require, any pronouns used herein shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns and pronouns shall include the plural and vice versa.

                  51. Homestead. Grantor hereby waives and renounces all homestead and exemption rights provided by the Constitution and the laws of the United States and of any state, in and to the Trust Property as against the collection of the Debt, or any part hereof.

                  52. Assignments. Beneficiary shall have the right to assign or transfer its rights under this Deed of Trust without limitation. Any assignee or transferee shall be entitled to all the benefits afforded Beneficiary under this Deed of Trust.

                  53. Waiver of Jury Trial. GRANTOR HEREBY AGREES NOT TO ELECT A TRIAL BY JURY OF ANY ISSUE TRIABLE OF RIGHT BY JURY, AND WAIVES ANY RIGHT TO TRIAL BY JURY FULLY TO THE EXTENT THAT ANY SUCH RIGHT SHALL NOW OR HEREAFTER EXIST WITH REGARD TO THE NOTE, THIS DEED OF TRUST, OR THE OTHER LOAN DOCUMENTS, OR ANY CLAIM, COUNTERCLAIM OR OTHER ACTION ARISING IN CONNECTION THEREWITH. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS GIVEN KNOWINGLY AND VOLUNTARILY BY GRANTOR, AND IS INTENDED TO ENCOMPASS INDIVIDUALLY EACH INSTANCE AND EACH ISSUE AS TO WHICH THE RIGHT TO A TRIAL BY JURY WOULD OTHERWISE ACCRUE. BENEFICIARY IS HEREBY AUTHORIZED TO FILE A COPY OF THIS PARAGRAPH IN ANY PROCEEDING AS CONCLUSIVE EVIDENCE OF THIS WAIVER BY GRANTOR.

                  54. Trustee's Fees; Substitute Trustee. (a) Grantor shall pay all costs, fees and expenses incurred by Trustee and Trustee's agents and counsel in connection with the performance by Trustee of Trustee's duties hereunder and all such costs, fees and expenses shall be secured by this Deed of Trust.

                  (b) Trustee shall be under no duty to take any action hereunder except as expressly required hereunder or by law, or to perform any act which would involve Trustee in any expense or liability or to institute or defend any suit in respect hereof, unless properly indemnified to Trustee's reasonable satisfaction. Trustee, by acceptance of this Deed of Trust, covenants to perform and fulfill the trusts herein created, being liable, however, only for willful negligence or misconduct, and hereby waives any statutory fee and agrees to accept reasonable compensation, in lieu thereof, for any services rendered by Trustee in accordance with the terms hereof. Trustee may resign at any time upon giving thirty (30) days' notice to Grantor and to Beneficiary. Beneficiary may remove Trustee at any time or from time to time and select a successor trustee. In the event of the death, removal, resignation, refusal to act, or inability to act of Trustee, or in its sole discretion for any reason whatsoever, Beneficiary may, without notice and without specifying any reason therefor and without applying to any court, select and appoint a successor trustee, by an instrument recorded wherever this Deed of Trust is recorded and all powers, rights, duties and authority of Trustee, as aforesaid, shall thereupon become vested in such successor. Such substitute trustee shall not be required to give bond for the faithful performance of the duties of Trustee hereunder unless required by Beneficiary. The procedure provided for in this paragraph for substitution of Trustee shall be in addition to and not in exclusion of any other provisions for substitution, by law or otherwise.

                  55. Power of Sale. (a) Upon the occurrence of an Event of Default, Trustee, or the agent or successor of Trustee, at the request of Beneficiary, shall sell or offer for sale the Trust Property in such portions, order and parcels as Beneficiary may determine with or without having first taken possession of same, to the highest bidder for cash at one or more public auctions in accordance with the terms and provisions of the law of the State in which the Trust Property is located. Such sale shall be made at the area within the courthouse of the county in which the Trust Property (or any portion thereof to be sold) is situated (whether the parts or parcels thereof, if any, in different counties are contiguous or not, and without the necessity of having any personal property hereby secured present at such sale) which is designated by the applicable court of such County as the area in which public sales are to take place, or, if no such area is designated, at the area at the courthouse designated in the notice of sale as the area in which the sale will take place, on such day and at such times as permitted under applicable law of the State where the Trust Property is located, after advertising the time, place and terms of sale and that portion of the Trust Property in accordance with such law, and after having served written or printed notice of the proposed sale by certified mail on each Grantor obligated to pay the Note and other secured indebtedness secured by this Deed of Trust according to the records of Beneficiary in accordance with applicable law. The affidavit of any person having knowledge of the facts to the effect that such service was completed shall be prima facie evidence of the fact of service.

                  At any such public sale, Trustee may execute and deliver in the name of Grantor to the purchaser a conveyance of the Trust Property or any part of the Trust Property in fee simple. In the event of any sale under this Deed of Trust by virtue of the exercise of the powers herein granted, or pursuant to any order in any judicial proceeding or otherwise, the Trust Property may be sold in its entirety or in separate parcels and in such manner or order as Beneficiary in its sole discretion may elect, and if Beneficiary so elects, Trustee may sell the personal property covered by this Deed of Trust at one or more separate sales in any manner permitted by the Uniform Commercial Code of the State in which the Trust Property is located, and one or more exercises of the powers herein granted shall not extinguish or exhaust such powers, until all the Trust Property is sold or the Note and other secured indebtedness is paid in full. If the Note and other secured indebtedness is now or hereafter further secured by any chattel Deed of Trusts, pledges, contracts or guaranty, assignments of lease, or other security instruments, Beneficiary at its option may exhaust the remedies granted under any of said security instruments either concurrently or independently, and in such order as Beneficiary may determine.

                  (b) Upon any foreclosure sale or sales of all or any portion of the Trust Property under the power herein granted, Beneficiary may bid for and purchase the Trust Property and shall be entitled to apply all or any part of the Debt as a credit to the purchase price.

                  (c) In the event of a foreclosure or a sale of all or any portion of the Trust Property under the power herein granted, the proceeds of said sale shall be applied, in whatever order Beneficiary in its sole discretion may decide, to the expenses of such sale and of all proceedings in connection therewith (including, without limitation, attorneys' fees), to insurance premiums, liens, assessments, taxes and charges (including, without limitation, utility charges advanced by Beneficiary), to payment of the outstanding principal balance of the Debt, and to the accrued interest on all of the foregoing; and the remainder, if any, shall be paid to Grantor, or to the person or entity lawfully entitled thereto.

                  56. Recourse Provisions. Subject to the qualifications below, Beneficiary shall not enforce the liability and obligation of Grantor, to perform and observe the obligations contained in this Deed of Trust, the Note or any of the other Loan Documents by any action or proceeding wherein a money judgment shall be sought against Grantor, except that Beneficiary may bring a foreclosure action, an action for specific performance or any other appropriate action or proceeding to enable Beneficiary to enforce and realize upon its interests under the Note, this Deed of Trust or the other Loan Documents or in the Trust Property, the Rents or any other collateral given to Beneficiary pursuant to this Deed of Trust and the other Loan Documents; provided, however, that, except as specifically provided herein, any judgment in any such action or proceeding shall be enforceable against Grantor only to the extent of Grantor's interest in the Trust Property, the Rents and in any other collateral given to Beneficiary, and Beneficiary, by accepting this Deed of Trust, the Note and the other Loan Documents, agrees that it shall not sue for, seek or demand any deficiency judgment against Grantor in any such action or proceeding under or by reason of or in connection with this Deed of Trust, the Note or any of the other Loan Documents. The provisions of this paragraph shall not, however, (i)
constitute a waiver, release or impairment of any obligation evidenced or secured by this Deed of Trust, the Note or any of the other Loan Documents; (ii) impair the right of Beneficiary to name Grantor, as a party defendant in any action or suit for foreclosure and sale under this Deed of Trust; (iii) affect the validity or enforceability of any guaranty made in connection with the Loan or any rights and remedies of Beneficiary thereunder; (iv) impair the right of Beneficiary to obtain the appointment of a receiver; (v) impair the enforcement of the Assignment of Leases and Rents executed in connection herewith; or (vi) constitute a waiver of the right of Beneficiary to enforce the liability and obligation of Grantor, by money judgment or otherwise, to the extent of any loss, damage, cost, expense, liability, claim or other obligation incurred by Beneficiary (including attorneys' fees and costs reasonably incurred) arising out of or in connection with the following:

                           (a)      fraud or intentional misrepresentation by
Grantor or any Guarantor in connection with the Loan;

                           (b)     the gross negligence or willful misconduct of
Grantor;

                           (c)      physical waste of the Trust Property;

                           (d)      the breach of any provision in that certain
Environmental and Hazardous Substance Indemnification Agreement of even date herewith given by Grantor to Beneficiary or in this Deed of Trust concerning Environmental Laws, Hazardous Substances and Asbestos or the breach of any indemnification of Beneficiary with respect thereto in either document;

                           (e)     the removal or disposal of any portion of the
Trust Property after an Event of Default;

                           (f)      the misapplication or conversion by Grantor
of (i) any insurance proceeds paid by reason of any loss, damage or destruction to the Trust Property, (ii) any awards or other amounts received in connection with the condemnation of all or a portion of the Trust Property, or (iii) any Rents following an Event of Default;

                           (g)     failure to pay charges for labor or materials
or other charges that can create liens on any portion of the Trust Property; and

                           (h)      any security deposits collected with respect
to the Trust Property which are not delivered to Beneficiary upon a foreclosure of the Trust Property or action in lieu thereof, except to the extent any such security deposits were applied in accordance with the terms and conditions of any of the Leases prior to the occurrence of the Event of Default that gave rise to such foreclosure or action in lieu thereof.

                  Notwithstanding anything to the contrary in any of the Loan Documents Beneficiary shall not be deemed to have waived any right which Beneficiary may have under Section 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy

Code to file a claim for the full amount of the Debt secured by this Deed of Trust or to require that all collateral shall continue to secure all of the Debt owing to Beneficiary in accordance with the Loan Documents.GrantorGrantorGrantorGrantor

                  57. Defeasance. (a) At any time after the date which is three years from the date hereof and provided no Event of Default exists, Grantor may obtain the release of the Trust
Property from the lien of this Deed of Trust upon the satisfaction of the following conditions precedent:

                                    (i) not less than  thirty  (30)  days  prior
                                    written notice to  Beneficiary  specifying a
                                    regularly   scheduled   payment   date  (the
                                    "Release  Date")  on  which  the  Defeasance
                                    Deposit (hereinafter defined) is to be made;

                                    (ii)  the payment to Beneficiary of interest
                                    accrued and unpaid on the principal balance of the Note to and including the Release Date;

                                    (iii)  the  payment  to  Beneficiary  of all
                                    other sums, not including scheduled interest
                                    or principal  payments,  due under the Note,
                                    this  Deed  of  Trust,   the  Assignment  of
                                    Leases, and the other Loan Documents;

                    (iv) the payment to Beneficiary  of the Defeasance  Deposit;
                    and

                                    (v)     the delivery to Beneficiary of:

                    (A) a security agreement, in form and substance satisfactory to Beneficiary, creating a first priority lien on the Defeasance Deposit and the U.S. Obligations (hereinafter defined) purchased on behalf of Grantor with the Defeasance Deposit in accordance with this provision of this paragraph (the "Security Agreement");

                    (B) a release of the Trust Property from the lien of this Deed of Trust (for execution by Beneficiary) in a form appropriate for the jurisdiction in which the Trust Property is located;

                    (C) an officer's certificate of Grantor certifying that the requirements set forth in this subparagraph (a) have been satisfied;

                    (D) an opinion of counsel for Grantor in form satisfactory to Beneficiary stating, among other things, that Beneficiary has a perfected first priority security interest in the Defeasance Deposit and the U.S. Obligations purchased by Beneficiary on behalf of Grantor;

                    (E) evidence in writing from the applicable Rating Agencies to the effect that such release will not result in a re- qualification, reduction or withdrawal of any rating in effect immediately prior to such defeasance for any securities issued in connection with a Secondary Market Transaction; and

                    (F) such other certificates, documents or instruments as Beneficiary may reasonably request.

In connection with the conditions set forth in subparagraph (a)(v) above, Grantor hereby appoints Beneficiary as its agent and attorney-in-fact for the purpose of using the Defeasance Deposit to purchase U.S. Obligations which provide payments on or prior to, but as close as possible to, all successive scheduled payment dates after the Release Date upon which interest and principal payments are required under the Note (assuming that the Grantor were to prepay the Note in full on the Optional Prepayment Date as such term is defined in the
Note) and in amounts equal to the scheduled payments due on such dates under the Note (the "Scheduled Defeasance Payments"). Grantor, pursuant to the Security Agreement or other appropriate document, shall authorize and direct that the payments received from the U.S. Obligations may be made directly to Beneficiary and applied to satisfy the obligations of the Grantor under the Note.

                  (b) Upon compliance with the requirements of this paragraph, the Trust Property shall be released from the lien of this Deed of Trust and the pledged U.S. Obligations shall be the sole source of collateral securing the Note. Any portion of the Defeasance Deposit in excess of the amount necessary to purchase the U.S. Obligations required by subparagraph (a) above and satisfy the Grantor's obligations under this paragraph shall be remitted to the Grantor with the release of the Trust Property from the lien of this Deed of Trust. In connection with such release, Nomura Asset Capital Corporation ("NACC") shall establish or designate a successor entity (the "Successor Grantor") and Grantor shall transfer and assign all obligations, rights and duties under and to the Note together with the pledged U.S. Obligations to such Successor Grantor. The obligation of NACC to establish or designate a Successor Grantor shall be retained by NACC notwithstanding the sale or transfer of this

Deed of Trust unless such obligation is specifically assumed by the transferee. Such Successor Grantor shall assume the obligations under the Note and the Security Agreement and Grantor shall be relieved of its obligations thereunder. The Grantor shall pay $1,000 to any such Successor Grantor as consideration for assuming the obligations under the Note and the Security Agreement. Notwithstanding anything in this Deed of Trust to the contrary, no other assumption fee shall be payable upon a transfer of the Note in accordance with this paragraph, but Grantor shall pay all costs and expenses incurred by Beneficiary, including Beneficiary's attorneys' fees and expenses, incurred in connection with this paragraph.

                  (c) For purposes of this paragraph, the following terms shall have the following meanings:

                                                     (i)    The term "Defeasance
         Deposit" shall mean an amount equal to the remaining principal amount of the Note, the Yield Maintenance Premium, any costs and expenses incurred or to be incurred in the purchase of U.S. Obligations necessary to meet the Scheduled Defeasance Payments and any revenue, documentary stamp or intangible taxes or any other tax or charge due in connection with the transfer of the Note or otherwise required to accomplish the agreements of this Paragraph 57;

                                                     (ii)     The term "Yield
         Maintenance Premium" shall mean the amount (if any) which, when added to the remaining principal amount of the Note, will be sufficient to purchase U.S. obligations providing the required Scheduled Defeasance Payments; and

                           (iii)         The term "U.S. Obligations" shall mean
direct non-callable obligations of the United States of America.

                  58.      Miscellaneous.

                           (a)     Any consent or approval by Beneficiary in any
single instance shall not be deemed or construed to be Beneficiary's consent or approval in any like matter arising at a subsequent date, and the failure of Beneficiary to promptly exercise any right, power, remedy, consent or approval provided herein or at law or in equity shall not constitute or be construed as a waiver of the same nor shall Beneficiary be estopped from exercising such right, power, remedy, consent or approval at a later date. Any consent or approval requested of and granted by Beneficiary pursuant hereto shall be narrowly construed to be applicable only to Grantor and the matter identified in such consent or approval and no third party shall claim any benefit by reason thereof, and any such consent or approval shall not be deemed to constitute Beneficiary a venturer or partner with Grantor nor shall privity of contract be presumed to have been established with any such third party. If Beneficiary deems it to be in its best interest to retain assistance of persons, firms or corporations (including, without limitation, attorneys, title insurance companies, appraisers, engineers and surveyors) with respect to a request for consent or approval, Grantor shall reimburse Beneficiary for all costs reasonably incurred in connection with the employment of such persons, firms or corporations.

                           (b)      Grantor covenants and agrees that during the
Term, unless Beneficiary shall have previously consented in writing, (a) Grantor will take no action that would cause it to become an "employee benefit plan" as defined in 29 C.F.R. Section 2510.3-101, or "assets of a governmental plan" subject to regulation under the state statutes, and (b) Grantor will not sell, assign or transfer the Trust Property, or any portion thereof or interest therein, to any transferee that does not execute and deliver to Beneficiary its written assumption of the obligations of this covenant. Grantor further covenants and agrees to protect, defend, indemnify and hold Beneficiary harmless from and against all loss, cost, damage and expense (including without limitation, all attorneys' fees and excise taxes, costs of correcting any prohibited transaction or obtaining an appropriate exemption) that Beneficiary may incur as a result of Grantor's breach of this covenant. This covenant and indemnity shall survive the extinguishment of the lien of this Deed of Trust by foreclosure or action in lieu thereof; furthermore, the foregoing indemnity shall supersede any limitations on Grantor's liability under any of the Loan Documents.

                           (c)      The Loan Documents contain the entire
agreement between Grantor and Beneficiary relating to or connected with the Loan. Any other agreements relating to or connected with the Loan not expressly set forth in the Loan Documents are null and void and superseded in their entirety by the provisions of the Loan Documents.

                           (d)      Grantor represents and warrants to
Beneficiary that there has not been committed by Grantor or any other person in occupancy of or involved with the operation or use of the Trust Property any act or omission affording the federal government or any state or local government the right of forfeiture as against the Trust Property or any part thereof or any monies paid in performance of Grantor's obligations under the Note or under any of the other Loan Documents. Grantor hereby covenants and agrees not to commit, permit or suffer to exist any act, omission or circumstance affording such right of forfeiture. In furtherance thereof, Grantor hereby indemnifies Beneficiary and agrees to defend and hold Beneficiary harmless from and against any loss, damage or injury by reason of the breach of the covenants and agreements or the representations and warranties set forth in this paragraph. Without limiting the generality of the foregoing, the filing of formal charges or the commencement of proceedings against Grantor or all or any part of the Trust Property under any federal or state law for which forfeiture of the Trust Property or any part thereof or of any monies paid in performance of Grantor's obligations under the Loan Documents is a potential result, shall, at the election of Beneficiary, constitute an Event of Default hereunder without notice or opportunity to cure.

                           (e)      Grantor acknowledges that, with respect to
the Loan, Grantor is relying solely on its own judgement and advisors in entering into the Loan without relying in any manner on any statements, representations or recommendations of Beneficiary or any parent, subsidiary or affiliate of Beneficiary. Grantor acknowledges that Beneficiary engages in the business of real estate financings and other real estate transactions and investments which may be viewed as adverse to or competitive with the business of the Grantor or its affiliates. Grantor acknowledges that it is represented by competent counsel and has consulted counsel before executing the Loan Documents.

                           (f)      Grantor covenants and agrees to pay
Beneficiary upon receipt of written notice from Beneficiary, all reasonable costs and expenses (including reasonable attorneys' fees and disbursements) incurred by Beneficiary in connection with (i) the preparation, negotiation, execution and delivery of this Deed of Trust and the other Loan Documents; (ii) Grantor's performance of and compliance with Grantor's respective agreements and covenants contained in this Deed of Trust and the other Loan Documents on its part to be performed or complied with after the date hereof; (iii) Beneficiary's performance and compliance with all agreements and conditions contained in this Deed of Trust and the other Loan Documents on its part to be performed or complied with after the date hereof; (iv) the negotiation, preparation, execution, delivery and administration of any consents, amendments, waivers or other modifications to this Deed of Trust and the other Loan Documents; and (v) the filing and recording fees and expenses, title insurance fees and expenses, and other similar expenses incurred in creating and perfecting the lien in favor of Beneficiary pursuant to this Deed of Trust and the other Loan Documents.

                  59. Lock-Box Agreement. By February 11, 2005 the Grantor hereby covenants and agrees to enter into one or more clearing and deposit agreements acceptable to Beneficiary between Grantor, Beneficiary and one or more certain financial institutions (together with any modification, amendment, substitution or replacement thereof, hereinafter collectively referred to as the "Disbursement Agreement") in the Beneficiary's then current form which shall provide, among other things, that all Rents and other sums collected from, or arising with respect to the Mortgaged Property be deposited in the deposit account established in connection with such Disbursement Agreement and that such amounts shall be disbursed in accordance with Paragraphs 7 and 8 of the Note. The Borrower shall pay all costs and expenses required under the Disbursement Agreement. Upon the occurrence of an Event of Default, Beneficiary may apply any sums then held pursuant to the Disbursement Agreement to the payment of the Debt in any order in its sole discretion. Until expended or applied, amounts held pursuant to the Disbursement Agreement shall constitute additional security for the Debt. The Disbursement Agreement when and if executed shall be a "Loan Document" for all purposes under the Note, this Deed of Trust and the other Loan Documents.

                  60. Management Agreement. In the event that the Grantor does not prepay the entire principal balance of the Note and any other amounts outstanding under the Loan Documents on the Optional Prepayment Date, the Grantor shall terminate the Management Agreement and replace the manager with a manger approved by Mortgagee.

                                                      PART II

                                             SPECIAL STATE PROVISIONS

                   61. Construction of Deed of Trust. In the event of any conflict between the terms and provisions of Part II and
  Part I of this Deed of Trust, the terms and provisions of Part
  II shall govern and control.

                   62. The following words are to be added to the seventh line of the first recital paragraph on page one after the words "under the Note":

                   "and under the Loan Documents (as hereinafter defined)"

                   63. The words "cease, terminate and be void" in the last sentence of the second to last paragraph of the recital section that begins with the words "PROVIDED, HOWEVER, these presents are" shall be deleted and replaced with the following:

                   "be released by Beneficiary at Grantor's expense."

                   64. Paragraph 2 above shall be deleted in its entirety and replaced with the following:

                   "2.  Warranty of Title.  Grantor  warrants  that  Grantor has good, fee simple indefeasible title to the Trust Property and has the full power, authority and right to execute, deliver and perform its obligations under this Deed of Trust and to deed, encumber, mortgage, give, grant, bargain, sell, alienate, enfeoff, convey, confirm, pledge, assign and hypothecate the same and that Grantor possesses an unencumbered fee simple indefeasible estate in the Premises and the Improvements and that it owns the Trust Property free and clear of all liens, encumbrances and charges whatsoever except for those exceptions shown in the title insurance policy insuring the lien of this Deed of Trust and that this Deed of Trust is and will remain a valid and enforceable first lien on and security interest in the Trust Property, subject only to said exceptions. Grantor shall forever warrant, defend and preserve such title and the validity and priority of the lien of this Deed of Trust and shall forever warrant and defend the same to Beneficiary against the claims of all persons whomsoever."

                   65. The words "thirty (30) days" in the second to last sentence of Paragraph 3(c) shall be deleted and replaced with the words "fifteen (15) days".

                   66. The words "and irrevocable" shall be inserted in the first sentence of Paragraph 8(a) after the words
  "constitutes a present, absolute".

                   67. The words "or takes any other action or gives any notice" shall be added to the end of the third to last sentence of Paragraph 8(a).

                   68. The words "advance deposits and any other deposits" shall be added after the phrase "security deposits," in the first sentence of Paragraph 8(d).

                   69.     The following shall be inserted after Paragraph
  8(d):

                   "(e)             The assignments set forth in this paragraph
  8 are not intended to constitute payment to Beneficiary or Trustee unless Grantor's license to collect Rents is terminated, and then only to the extent that the Rents are actually received by Beneficiary (as opposed to constituting a portion of the voluntary payments of principal and interest on the Note) and are not used for the operation or maintenance of the Trust Property or for the payment of costs and expenses in connection therewith, taxes, assessments, water charges, sewer rents, and other charges levied, assessed or imposed against the Trust Property, insurance premiums, costs and expenses with respect to any litigation affecting the Trust Property, the leases, the concessions, and the rent, any wages and salaries of employees, commissions of agents and attorneys fees. It is further the intent of Grantor and Beneficiary that the Rents hereby absolutely assigned are no longer, during the term of this Assignment, property of Grantor or property of any estate of Grantor as defined in 11 U.S.C. ss. 541 and shall not constitute collateral, cash or otherwise, of Grantor. The term Rents as used herein shall mean the gross rents without deduction or offsets of any kind."

                   70. Paragraph 26 is hereby deleted in its entirety and replaced with the following:

                   "26.             Remedies.

                           (a)      Upon the occurrence of any Event of Default,
  Beneficiary or Trustee may take such action, without notice or demand, as Beneficiary deems advisable to protect and enforce its rights against Grantor and in and to the Trust Property by Beneficiary itself, by Trustee, or otherwise, including, without limitation, the following actions, each of which may be pursued concurrently or otherwise, at such time and in such order as Beneficiary may determine, in its sole discretion, without impairing or otherwise affecting the other rights and remedies of Beneficiary or Trustee:

                                      (i)   declare the entire Debt to be
  immediately due and payable;

                                     (ii)   institute or cause the Trustee to
  institute a proceeding or proceedings, judicial or nonjudicial, by advertisement or otherwise, for the complete foreclosure of this Deed of Trust in which case the Trust Property or any interest therein may be sold for cash or upon credit in one or more parcels or in several interests or portions and in any order or manner;

                                    (iii)   with or without entry, to the extent
  permitted and pursuant to the procedures provided by applicable law, institute or cause the Trustee to institute proceedings for the partial foreclosure of this Deed of Trust for the portion of the Debt then due and payable, subject to the continuing lien of this Deed of Trust for the balance of the Debt not then due;

                                    (iv)   cause the Trustee to sell for cash or
  upon credit the Trust Property or any part thereof and all estate, claim, demand, right, title and interest of Grantor therein and rights of redemption thereof, pursuant to the power of sale contained herein or otherwise, at one or more sales, as an entirety or in parcels, at such time and place, upon such terms and after such notice thereof as may be required or permitted by law;

                                   (v)   institute an action, suit or proceeding
  in equity for the specific performance of any covenant, condition or agreement contained herein, or in any of the other
  Loan Documents;

                                     (vi)   recover judgment on the Note either
  before, during or after any proceedings for the enforcement of this Deed of Trust;

                                 (vii)   apply for the appointment of a trustee,
  receiver, liquidator or conservator of the Trust Property, without notice and without regard for the adequacy of the security for the Debt and without regard for the solvency of the Grantor, any Guarantor or of any person, firm or other entity liable for the payment of the Debt;

                                  (viii)   enforce Beneficiary's interest in the
  Leases and Rents and enter into or upon the Trust Property, either personally or by its agents, nominees or attorneys and dispossess Grantor and its agents and servants therefrom, and thereupon Beneficiary may (A) use, operate, manage, control, insure, maintain, repair, restore and otherwise deal with all and every part of the Trust Property and conduct the business thereat; (B) complete any construction on the Trust Property in such manner and form as Beneficiary deems advisable; (C) make alterations, additions, renewals, replacements and improvements to or on the Trust Property; (D) exercise all rights and powers of Grantor with respect to the Trust Property, whether in the name of Grantor or otherwise, including, without limitation, the right to make, cancel, enforce or modify Leases, obtain and evict tenants, and demand, sue for, collect and receive all Rents; and (E) apply the receipts from the Trust Property to the payment of Debt, after deducting therefrom all expenses (including reasonable attorneys' fees and disbursements) incurred in connection with the aforesaid operations and all amounts necessary to pay the taxes, assessments insurance and other charges in connection with the Trust Property, as well as just and reasonable compensation for the services of Beneficiary, its counsel, agents and employees;

                                     (ix)   require Grantor to pay monthly in
  advance to Beneficiary, or any receiver appointed to collect the Rents, the fair and reasonable rental value for the use and occupation of any portion of the Trust Property occupied by Grantor and require Grantor to vacate and surrender possession to Beneficiary of the Trust Property or to such receiver and, in default thereof, evict Grantor by summary proceedings or otherwise; or

                                     (x)   pursue such other rights and remedies
  as may be available at law or in equity or under the Uniform Commercial Code including without limitation the right to receive and/or establish a lock box for all Rents proceeds from the Intangibles and any other receivables or rights to payments of Grantor relating to the Trust Property.

  In the event of a sale, by foreclosure or otherwise, of less than all of the Trust Property, this Deed of Trust shall continue as a lien on the remaining portion of the Trust Property.

                           (b)      The proceeds of any sale made under or by
  virtue of this paragraph, together with any other sums which then may be held by Beneficiary under this Deed of Trust, whether under the provisions of this paragraph or otherwise, shall be applied by Beneficiary to the payment of the Debt in such priority and proportion as Beneficiary in its sole discretion shall deem proper.

         (c) Trustee may adjourn from time to time any sale by it to be made under or by virtue of this Deed of Trust by announcement at the time and place appointed for such sale or for such adjourned sale or sales; and, except as otherwise provided by any applicable provision of law, Trustee, without further notice or publication, may make such sale at the time and place to which the same shall be so adjourned.

                           (d)      Upon the completion of any sale or sales
  pursuant hereto, Trustee shall execute and deliver to the accepted purchaser or purchasers a good and sufficient instrument, or good and sufficient instruments, conveying, assigning and transferring all estate, right, title and interest in and to the property and rights sold by general warranty of title. Trustee is hereby irrevocably appointed the true and lawful attorney of Grantor, in its name and stead, to make all necessary conveyances, assignments, transfers and deliveries of the Trust Property and rights so sold and for that purpose Trustee may execute all necessary instruments of conveyance, assignment and transfer, and may substitute one or more persons with like power, Grantor hereby ratifying and confirming all that its said attorney or such substitute or substitutes shall lawfully do by virtue hereof. Any sale or sales made under or by virtue of this paragraph, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, shall operate to divest all the estate, right, title, interest, claim and demand whatsoever, whether at law or in equity, of Grantor in and to the properties and rights so sold, and shall be a perpetual bar both at law and in equity against Grantor and against any and all persons claiming or who may claim the same, or any part thereof from, through or under Grantor.

                           (e)      Upon any sale made under or by virtue of
  this paragraph, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, Beneficiary may bid for and acquire the Trust Property or any part thereof and in lieu of paying cash therefor may make settlement for the purchase price by crediting upon the Debt the net sales price after deducting therefrom the expenses of the sale and costs of the action and any other sums which Beneficiary is authorized to deduct under this Deed of Trust.

                           (f)      No recovery of any judgment by Beneficiary
  and no levy of an execution under any judgment upon the Trust Property or upon any other property of Grantor shall affect in any manner or to any extent the lien of this Deed of Trust upon the Trust Property or any part thereof, or any liens, rights, powers or remedies of Beneficiary hereunder, but such liens, rights, powers and remedies of Beneficiary shall continue unimpaired as before.

         (g) Beneficiary or Trustee may terminate or rescind any proceeding or other action brought in connection with its exercise of the remedies provided in this paragraph at any time before the conclusion thereof, as determined in Beneficiary's sole discretion and without prejudice to Beneficiary or Trustee.

                           (h)      Beneficiary may resort to any remedies and
  the security given by the Note, this Deed of Trust or the Loan Documents in whole or in part, and in such portions and in such order as determined by Beneficiary's sole discretion. No such action shall in any way be considered a waiver of any rights, benefits or remedies evidenced or provided by the Note, this Deed of Trust or any of the other Loan Documents. The failure of Beneficiary to exercise any right, remedy or option provided in the Note, this Deed of Trust or any of the other Loan Documents shall not be deemed a waiver of such right, remedy or option or of any covenant or obligation secured by the Note, this Deed of Trust or the other Loan Documents. No acceptance by Beneficiary of any payment after the occurrence of any Event of Default and no payment by Beneficiary of any obligation for which Grantor is liable hereunder shall be deemed to waive or cure any Event of Default with respect to Grantor, or Grantor's liability to pay such obligation. No sale of all or any portion of the Trust Property, no forbearance on the part of Beneficiary, and no extension of time for the payment of the whole or any portion of the Debt or any other indulgence given by Beneficiary to Grantor, shall operate to release or in any manner affect the interest of Beneficiary in the remaining Trust Property or the liability of Grantor to pay the Debt. No waiver by Beneficiary shall be effective unless it is in writing and then only to the extent specifically stated. All costs and expenses of Beneficiary in exercising its rights and remedies under this Paragraph 26 (including reasonable attorneys' fees and disbursements to the extent permitted by law), shall be paid by Grantor immediately upon notice from Beneficiary, with interest at the Default Rate for the period after notice from Beneficiary, and such costs and expenses shall constitute a portion of the Debt and shall be secured by this Deed of Trust.

                           (i)      The interests and rights of Beneficiary
  under the Note, this Deed of Trust or in any of the other Loan Documents shall not be impaired by any indulgence, including (i) any renewal, extension or modification which Beneficiary may grant with respect to any of the Debt, (ii) any surrender, compromise, release, renewal, extension, exchange or substitution which Beneficiary may grant with respect to the Trust Property or any portion thereof; or (iii) any release or indulgence granted to any maker, endorser, Guarantor or surety of any of the Debt."

                   71. The following shall be added to the definition of Environmental Laws as defined in Paragraph 34 of the Deed of

  Trust after the words "Occupational Safety and Health Act, as amended,":

                   "the Texas Water Code, the Texas Solid Waste Disposal Act and the Texas Clean Air Act"

                   72. The following paragraph shall be added after the last sentence of Paragraph 38:

                   "IT IS SPECIFICALLY INTENDED BY GRANTOR, BENEFICIARY, AND TRUSTEE THAT ALL INDEMNITY OBLIGATIONS AND LIABILITIES ASSUMED BY GRANTOR HEREUNDER BE WITHOUT LIMIT AND WITHOUT REGARD TO THE CAUSE OR CAUSES THEREOF (INCLUDING PREEXISTING CONDITIONS), STRICT LIABILITY, OR THE NEGLIGENCE OF ANY PARTY OR PARTIES (INCLUDING BENEFICIARY AND TRUSTEE) WHETHER SUCH NEGLIGENCE BE SOLE, JOINT OR CONCURRENT, OR PASSIVE. THE PARTIES SPECIFICALLY INTEND THAT BENEFICIARY AND TRUSTEE ARE TO BE INDEMNIFIED AGAINST THEIR OWN NEGLIGENCE."

                   73. The words "recorded wherever this Deed of Trust is recorded" shall be deleted and the words "in writing" shall be inserted in lieu thereof after the words "by an instrument" in the third to last sentence of Paragraph 54 (b).

                   74. The word "Grantor" in the second to last sentence of Paragraph 55 (a) after the words "certified mail on each", shall be deleted and replaced with the word "debtor". In addition, the second paragraph of Paragraph 55(a) is deleted in its entirety and replaced with the following paragraph:

                   "At any such public sale, Trustee may execute and deliver in the name of Grantor to the purchaser a conveyance of the Trust Property or any part of the Trust Property in fee simple with general warranty. In the event of any sale under this Deed of Trust by virtue of the exercise of the powers herein granted, or pursuant to any order in any judicial proceeding or otherwise, the Trust Property may be sold in its entirety or in separate parcels and in such manner or order as Beneficiary in its sole discretion may elect, and if Beneficiary so elects, Trustee may sell the personal property covered by this Deed of Trust at one or more separate sales in any manner permitted by the Uniform Commercial Code of the State in which the Trust Property is located, and one or more exercises of the powers herein granted shall not extinguish or exhaust such powers, until all the Trust Property is sold or the Note and other secured indebtedness is paid in full. If the Debt and other secured indebtedness is now or hereafter further secured by any chattel Deed of Trusts, pledges, contracts or guaranty, assignments of lease, or other security instruments, Beneficiary at its option may exhaust the remedies granted under any of said security instruments either concurrently or independently, and in such order as Beneficiary may determine."

  75. Paragraph 56(h) is amended by inserting the words "deposits, advance deposits or any other" after the words "any security" in the first sentence of said paragraph.

                   76.     Additional Special State Provisions

                   (a) Instrument. This Deed of Trust shall be deemed to be and shall be enforceable as a deed of trust, leasehold deed of trust, and financing statement.

                   (b) Foreclosure. Upon the occurrence of any Event of Default, Beneficiary may request Trustee to proceed with foreclosure under the power of sale which is hereby conferred, such foreclosure to be accomplished in accordance with the following provisions:

                           (i)      Public Sale.  Trustee is hereby authorized
  and empowered, and it shall be Trustee's special duty, upon such request of Beneficiary, to sell the Trust Property, or any part thereof, at public auction to the highest bidder for cash, with or without having taken possession of same. Any such sale (including notice thereof) shall comply with the applicable requirements, at the time of the sale, of Section 51.002 of the Texas Property Code or, if and to the extent such statute is not then in force, with the applicable requirements, at the time of the sale, of the successor statute or statutes, if any, governing sales of Texas real property under powers of sale conferred by deeds of trust. If there is no statute in force at the time of the sale governing sales of Texas real property under powers of sale conferred by deeds of trust, such sale shall comply with applicable law, at the time of the sale, governing sales of Texas real property under powers of sale conferred by deeds of trust. Trustee or his successor or substitute may appoint or delegate any one or more persons as agent to perform any act or acts necessary or incident to any sale held by Trustee, including the posting of notices, and the conduct of sale, but in the name and on behalf of Trustee, his successor or substitute.

                           (ii)     Right to Require Proof of Financial Ability
  and/or Cash Bid. At any time during the bidding, the Trustee may require a bidding party (A) to disclose its full name, state and city of residence, occupation, and specific business office location, and the name and address of the principal the bidding party is representing (if applicable), and (B) to demonstrate reasonable evidence of the bidding party's financial ability (or, if applicable, the financial ability of the principal of such bidding party), as a condition to the bidding party submitting bids at the foreclosure sale. If any such bidding party (the "Questioned Bidder") declines to comply with the Trustee's requirement in this regard, or if such Questioned Bidder does respond but the Trustee, in Trustee's sole and absolute discretion, deems the information or the evidence of the financial ability of the Questioned Bidder (or, if applicable, the principal of such bidding party) to be inadequate, then the Trustee may continue the bidding with reservation; and in such event (1) the Trustee shall be authorized to caution the Questioned Bidder concerning the legal obligations to be incurred in submitting bids, and (2) if the Questioned Bidder is not the highest bidder at the sale, or if having been the highest bidder the Questioned Bidder fails to deliver the cash purchase price payment promptly to the Trustee, all bids by the Questioned Bidder shall be null and void. The Trustee may, in Trustee's sole and absolute discretion, determine that a credit bid may be in the best interest of the Grantor and Beneficiary, and elect to sell the Trust Property for credit or for a combination of cash and credit; provided, however, that the Trustee shall have no obligation to accept any bid except an all cash bid. In the event the Trustee requires a cash bid and cash is not delivered within a reasonable time after conclusion of the bidding process, as specified by the Trustee, but in no event later than 3:45 p.m. local time on the day of sale, then said contingent sale shall be null and void, the bidding process may be recommenced, and any subsequent bids or sale shall be made as if no prior bids were made or accepted.

                           (iii)            Sale Subject to Unmatured Debt.  In
  addition to the rights and powers of sale granted under the preceding provisions of this subsection, if default is made in the payment of any installment of the Debt, Beneficiary may, at Beneficiary's option, at once or at any time thereafter while any matured installment remains unpaid, without declaring the entire Debt to be due and payable, orally or in writing direct Trustee to enforce this Deed of Trust and to sell the Trust Property subject to such unmatured Debt and to the rights, powers, liens, security interests, and assignments securing or providing recourse for payment of such unmatured Debt, in the same manner, all as provided in the preceding provisions of this subsection. Sales made without maturing the Debt may be made hereunder whenever there is a default in the payment of any installment of the Debt, without exhausting the power of sale granted hereby, and without affecting in any way the power of sale granted under this subsection, the unmatured balance of the Debt or the rights, powers, liens, security interests, and assignments securing or providing recourse for payment of the Debt.

                           (iv)     Partial Foreclosure.  Sale of a part of the
  Trust Property shall not exhaust the power of sale, but sales may be made from time to time until the Debt is paid in full. It is intended by each of the foregoing provisions of this subsection that Trustee may, after any request or direction by Beneficiary, sell not only the Premises and the Improvements, but also the Equipment and other interests constituting a part of the Trust Property or any part thereof, along with the Premises and the Improvements or any part thereof, as a unit and as a part of a single sale, or may sell at any time or from time to time any part or parts of the Trust Property separately from the remainder of the Trust Property. It shall not be necessary to have present or to exhibit at any sale any of the Trust Property. Any sale of personal property made hereunder shall be deemed to have been a public sale conducted in a commercially reasonable manner if held contemporaneously with, or as part of, and upon the same notice as required for the sale of real property under the power of sale granted herein.

                           (v)      Trustee's Deeds.  After any sale under this
  subsection, Trustee shall make good and sufficient deeds, assignments, and other conveyances to the purchaser or purchasers thereunder in the name of Grantor, conveying the Trust Property or any part thereof so sold to the purchaser or purchasers with general warranty of title by Grantor. It is agreed that in any deeds, assignments or other conveyances given by Trustee, any and all statements of fact or other recitals therein made as to the identity of Beneficiary, the occurrence or existence of any Event of Default, the notice of intention to accelerate, or acceleration of, the maturity of the Debt, the request to sell, notice of sale, time, place, terms and manner of sale, and receipt, distribution, and application of the money realized therefrom, the due and proper appointment of a substitute trustee, and without being limited by the foregoing, any other act or thing having been duly done by or on behalf of Beneficiary or by or on behalf of Trustee, shall be taken by all courts of law and equity as prima facie evidence that such statements or recitals state true, correct, and complete facts and are without further question to be so accepted, and Grantor does hereby ratify and confirm any and all acts that Trustee may lawfully do in the premises by virtue hereof.

                   (c) Receiver. Beneficiary, as a matter of right and without regard to the sufficiency of the security for repayment of the Debt and performance and discharge of the obligations hereunder, without notice to Grantor and without any showing of insolvency, fraud, or mismanagement on the part of Grantor, and without the necessity of filing any judicial or other proceeding other than the proceeding for appointment of a receiver, shall be entitled to the appointment of a receiver or receivers of the Trust Property or any part thereof, and of the Rents, and Grantor hereby irrevocably consents to the appointment of a receiver or receivers. Any receiver appointed pursuant to the provisions of this subsection shall have the usual powers and duties of receivers in such matters.

                   (d) Inapplicability of Credit Code. In no event shall the provisions of Article 5069, ch. 15 of the Revised
  Civil Statutes of Texas (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to the loan evidenced by the Loan Documents and/or secured hereby.

  (e) Entire Agreement. THIS DEED OF TRUST AND THE OTHER LOAN DOCUMENTS EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS AND UNDER-STANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OR PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO.

                   (f) Maturity Date. The maturity date of the Note secured hereby is the eleventh day of February, 2026.

                   (g) Notice of Indemnification. GRANTOR ACKNOWLEDGES THAT THIS DEED OF TRUST PROVIDES FOR INDEMNIFICATION OF
  BENEFICIARY BY GRANTOR PURSUANT TO PARAGRAPHS 21 AND 38.

                  77. GOVERNING LAW. THIS DEED OF TRUST WAS NEGOTIATED IN THE STATE OF NEW YORK, AND THE PROCEEDS OF THE NOTE WERE DISBURSED IN THE STATE OF NEW YORK, WHICH STATE THE PARTIES AGREE HAS A SUBSTANTIAL RELATIONSHIP TO THE PARTIES AND TO THE UNDERLYING TRANSACTION EMBODIED HEREBY, AND IN ALL RESPECT, INCLUDING WITHOUT LIMITATION, MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS DEED OF TRUST SHALL BE GOVERNED AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK APPLICABLE WITH RESPECT TO CONTRACTS MADE AND PERFORMED IN SUCH STATE (WITHOUT REFERENCE TO PRINCIPLES OF CONFLICTS OF LAW APPLICABLE UNDER NEW YORK LAW) AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA, EXCEPT THAT AT ALL TIMES THE PROVISIONS FOR THE CREATION, PERFECTION AND/OR FORECLOSURE AND ENFORCEMENT OF THE LIENS AND SECURITY INTERESTS CREATED PURSUANT HERETO SHALL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAWS OF THE STATE IN WHICH THE TRUST PROPERTY IS LOCATED AND ALL APPLICABLE FEDERAL LAWS.

                  78. Exculpation. The exculpation provisions of the Note are incorporated herein by reference.




IN WITNESS WHEREOF, Grantor has executed this instrument the day and year first above written.




                                                     DEK ASSOCIATES LIMITED
                                                     PARTNERSHIP,
                                                     a Texas limited partnership


                                                 By: WINTHROP GROWTH INVESTORS 1
                                                     LIMITED     PARTNERSHIP,
                                                     a Massachusetts limited
                                                     partnership,
                                                     its sole general partner

                                                    By: TWO WINTHROP PROPERTIES,
                                                    INC.,
                                                    a Massachusetts
                                                    corporation,
                                                    a general partner


                                                 By:________________________
                                                 Name: Alfred Trivilino
                                                 Title: Vice President




STATE OF                                             )
                                                     ) ss.
COUNTY OF                                            )




  This instrument was acknowledged before me on the _____ day of January, 1996, by Alfred Trivilino, the Vice President of Two Winthrop Properties, Inc., a Massachusetts corporation, the general partner of Winthrop Growth Investors 1 Limited Partnership, a Massachusetts limited partnership, the sole general partner of DEK Associates Limited Partnership, a Texas limited partnership, on behalf of said corporation and partnerships.


  (SEAL)
  -------------------------------------


  My commission Expires:                                 Print Name of Notary:




  -----------------------------------
  -------------------------------------

                                                     EXHIBIT A


                                                 LEGAL DESCRIPTION