Form 10QSB
period 1996-03-31
WINTHROP GROWTH INVESTORS I LP
filed 1996-05-15
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 2-84760



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Massachusetts                               04-2839837
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


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

                                    YES X      NO



PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

- --------------------------------------------------------------------------------------------------------------------


For the Three Months Ended March 31,
(Unaudited)                                                                          1996                 1995
- --------------------------------------------------------------------------------------------------------------------


Income
   Rental                                                                      $ 1,568,584         $ 1,581,788
   Interest on short-term investments                                               16,528              12,205
   Other                                                                            69,443              67,041
                                                                               -----------         -----------
                                                                                 1,654,555           1,661,034
                                                                              ------------         -----------

Expenses
   Leasing                                                                          41,951              57,868
   General & administrative                                                         84,198              89,334
   Management fees                                                                  82,250              82,046
   Utilities                                                                       173,404             161,231
   Repairs and maintenance                                                         266,352             299,698
   Insurance                                                                        67,683              67,958
   Taxes                                                                           165,048             134,002
                                                                                 ---------         -----------
Total operating expenses                                                           880,886             892,137
                                                                                 ---------         -----------

Other expenses
   Depreciation                                                                    392,737             409,180
   Amortization                                                                     35,651              25,319
   Interest expense                                                                480,248             477,501
   Other expenses                                                                  116,560              23,361
                                                                                 ---------         -----------
Total expenses                                                                   1,906,082           1,827,498
                                                                                ----------         -----------

Net loss                                                                       $ (251,527)         $  (166,464)
                                                                               ===========         ===========

Net loss allocated:

   General Partners                                                           $   (25,153)         $   (16,646)
   Limited Partners                                                              (226,374)            (149,818)
                                                                               -----------         -----------
                                                                              $  (251,527)         $  (166,464)
                                                                              ============         ===========

Net loss per unit outstanding - L.P.                                          $     (9.78)       $       (6.47)
                                                                              ============       =============

                 See notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------


                                                                               March 31,         December 31,
                                                                                 1996                 1995
- --------------------------------------------------------------------------------------------------------------------


                                                       ASSETS

Investment in Real Estate
   Land                                                                      $  4,015,369         $  4,015,369
   Buildings and improvements                                                  37,851,774           37,758,753
                                                                             ------------         ------------
                                                                               41,867,143           41,774,122

        Less accumulated depreciation                                          18,747,529           18,354,792
                                                                             ------------         ------------
                                                                               23,119,614           23,419,330
                                                                             ------------         ------------

Cash and cash equivalents                                                       1,417,469              907,734
Tenant security deposits - funded                                                 150,675              137,735
Accounts receivable and other receivables                                          41,562               64,051
Escrow accounts                                                                   410,312              220,471
Reserve accounts                                                                  720,353              409,159
Deferred costs, net of accumulated amortization
 of $1,061,649 and $1,025,998                                                   1,178,704            1,017,720
Prepaid expenses and other assets                                                 444,721              306,803
                                                                             ------------         ------------
                                                                                4,363,796            3,063,673
                                                                               -----------          -----------

Total Assets                                                                 $ 27,483,410         $ 26,483,003
                                                                             ============         ============

                                          LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable in investment in rental property
   Mortgage payable                                                         $ 21,293,637         $ 20,081,080

Other liabilities
   Accounts payable                                                               70,885              102,478
   Tenant security deposits                                                      175,205              162,052
   Accrued expenses and other liabilities                                        489,485              381,688
                                                                            ------------         ------------
Total Liabilities                                                             22,029,212           20,727,298
                                                                              ----------           ----------

Partners' Capital
   Limited Partners                                                            6,624,032            6,900,386
   General Partners                                                           (1,169,834)          (1,144,681)
                                                                             ------------         ------------
Total Partners' Capital                                                        5,454,198            5,755,705
                                                                            ------------         ------------

Total Liabilities and Partners' Capital                                     $ 27,483,410         $ 26,483,003
                                                                            ============         ============

                 See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

            ------------------------------------------------------------------------------------------------------------------


For the Three Months Ended
March 31, 1996 and 1995 (Unaudited)                                                  1996                 1995
            ------------------------------------------------------------------------------------------------------------------


   Cash flows from operating activities:
        Net loss                                                               $ (251,527)          $ (166,464)
        Adjustments to reconcile net loss to
         net cash provided (used) by operating activities:
        Depreciation and amortization                                             428,389              434,499
        Changes in assets and liabilities:
           Increase in tenant security deposits - funded                          (12,940)             (73,421)
           Decrease in accounts receivable and
            other receivables                                                      22,489                4,605
           Increase in escrow accounts                                           (189,841)            (156,180)
           (Increase) decrease in prepaid expenses and other assets              (137,919)              52,343
           (Decrease) increase in accounts payable                                (31,593)               3,132
           Increase in tenant security deposits                                    13,153               10,317
           Increase in accrued expenses and other liabilities                     107,796               70,301
                                                                                      ---------------------

     Net cash provided (used) by operating activities                             (51,993)             179,132

Cash flows from investing activities:
   Additions to buildings and improvements                                        (93,021)            (132,252)
   Increase in reserve accounts                                                  (311,194)             (26,290)
                                                                              ------------         -----------

   Net cash used in investing activities                                         (404,215)            (158,542)

Cash flows from financing activities:
   Principal payments on mortgage                                              (1,487,443)            (155,026)
   Proceeds from new mortgage financing                                         2,700,000              -
   Increase to deferred finance cost                                             (196,634)             -
   Cash distributions paid to partners                                           (49,980)              (49,980)
                                                                            ------------          ------------

     Net cash used in financing activities                                         965,943            (205,006)
                                                                              ------------        ------------

Net decrease in cash and cash equivalents                                          509,735            (184,416)

Cash and cash equivalents, beginning                                               907,734             923,214
                                                                                ----------        ------------

Cash and cash equivalents, end                                                 $ 1,417,469        $    738,798
                                                                               ===========        ============


Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $  480,248        $    477,501
                                                                                ==========        ============

                 See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

            -----------------------------------------------------------------------------------------------------------------------


                                                     Units of
For the Three Months Ended                            Limited           General          Limited
March 31, 1996 and 1995                           Partnership         Partners'        Partners'             Total
(Unaudited)                                          Interest           Capital          Capital           Capital
            -----------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                             23,139      $(1,144,681)     $ 6,900,386       $ 5,755,705

Net loss                                                               (25,153)        (226,374)         (251,527)
Partner distributions                                                     -             (49,980)          (49,980)
                                                 ------------   --------------      -----------       -----------

Balance, March 31, 1996                                23,139      $(1,169,834)     $ 6,624,032       $ 5,454,198
                                                    =========      ===========      ===========       ===========


Balance, December 31, 1994                             23,139       (1,113,568)       7,330,343         6,216,775

Net loss                                                               (16,646)        (149,818)         (166,464)

Partner distributions                                                    -              (49,980)          (49,980)
                                                   ----------    -------------       ----------        ----------

Balance, March 31, 1995                                23,139       (1,130,214)       7,130,545         6,000,331
                                                     ========       ==========       ==========        ==========



                 See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996


1.      GENERAL

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


2.      MORTGAGE PAYABLE

In January 1996, the loan encumbering the Partnership's Sunflower Apartments property was refinanced. The new loan in the principal amount $2,700,000 bears interest at 7.46% per annum, requires monthly principal and interest payments of $18,085 and matures on February 11, 2026. The Partnership received net proceeds of approximately $1,200,000 after paying off the former mortgage. Of the net refinancing proceeds, $900,000 was used to pay off the second mortgage on the Stratford Place Apartments, whose mortgage matures on May 1, 1996.

3.      RELATED PARTY TRANSACTIONS

The total management fees paid to Winthrop Management, an affiliate of WFA, for managing the Partnership's four properties for the quarter ended March 31, 1996 was $82,250. The property management fee for each property is calculated as 5.0% of the property's gross collections for the quarter.

Item 2                Management's Discussion and Analysis or Plan of Operation
                      ---------------------------------------------------------

       This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

       The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payment. The Partnership's properties are leased to tenants pursuant to leases with original terms ranging from three to fourteen months.

       The level of liquidity based on cash and cash equivalents experienced a $509,735 increase at March 31, 1996 as compared to December 31, 1995. The increase is attributable to approximately $1,200,000 of art proceeds received by the Partnership from the refinancing of its Sunflower Apartments property (described below) which was only partially offset by cash distributions to partners and cash used for capital improvements (investing activities). Also, net refinancing proceeds of $900,000 were used to pay off the second mortgage on Stratford Place Apartments.

       On January 25, 1996, the loan encumbering the Partnership's Sunflower Apartments property was refinanced. The new loan is in the principal amount of $2,700,000, bears interest at 7.46% per annum and matures on February 11, 2026. The fixed monthly rental payment of interest and principal of $18,805 is a significant decrease from the $47,893 required under the previous loan.

       Two of the markets in which the Partnership's properties are located, Dallas, Texas (Sunflower) and Gaithersburg, Maryland (Stratford Place), are currently stable. The submarket of Jacksonville, Florida (Meadow Wood) has weakened somewhat and competition in the Montgomery, Alabama market (Stratford Village) has increased with the addition of over 1,000 new apartment units to the market in the last few years. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their markets. The Partnership spent approximately $93,000 on capital improvement during the first quarter of 1996 which were funded from operating revenue and replacement reserves held by the mortgage lenders.

       The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves will be sufficient to fund required capital improvements and regular debt service payments in the near future and maintain quarterly distribution levels.

Results of Operations

       Operating results before other expenses improved by $4,772 for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in operating expenses of $11,251 which was only partially offset by a decrease in income of $6,479.

       Income decreased by $6,479 for the three months ended March 31, 1996 as compared to 1995 due to a decrease in rental income which was partially offset by an increase in interest income and other income. The decrease in rental income was due to a decrease in overall occupancy at the Partnership's properties for the period ended March 31, 1996.

       Operating expenses decreased by $11,251 for the three months ended March 31, 1996 as compared to 1995 primarily due to decreases in leasing, general and administrative and repair and maintenance expenses which were partially offset by increases in utility charges and taxes.







PART II - OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: No report on Form 8-K was filed during the period.

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


                           WINTHROP GROWTH INVESTORS 1
                               LIMITED PARTNERSHIP
                                  (Registrant)


                        BY: TWO WINTHROP PROPERTIES, INC.
                            Managing General Partner

                            By: /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer

                            By: /s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial Officer