Form 10QSB
period 1996-06-30
WINTHROP GROWTH INVESTORS I LP
filed 1996-08-13
CIK 722565

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 2-84760

                Winthrop Growth Investors 1 Limited Partnership
       (Exact name of small business issuer as specified in its charter)

     Massachusetts                                      04-2839837
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        One International Place, Boston, MA                     02110
      (Address of Principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code  (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No ___

                                        1 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)
(In Thousands, Except Unit Data)                               June 30,         December 31,
                                                                 1996               1995
                                                               --------         ------------
Assets

Investment in Real Estate
     Land                                                      $   4,015         $   4,015
     Buildings and improvements                                   37,925            37,759
                                                               ---------         ---------
                                                                  41,940            41,774
         Less accumulated depreciation                            19,140            18,355
                                                               ---------         ---------
                                                                  22,800            23,419
                                                               ---------         ---------
Cash and cash equivalents                                          1,643               908
Deferred costs, net of accumulated amortization
    of $1,071 (1996) and $1,026 (1995)                             1,505             1,018
Reserve accounts                                                   1,030               409
Escrow accounts                                                      599               220
Other assets                                                         269               509
                                                               ---------         ---------
                                                                   5,046             3,064
                                                               ---------         ---------
     Total assets                                              $  27,846         $  26,483
                                                               =========         =========
Liabilities and Partners' Equity

     Mortgage payable                                          $  21,826         $  20,081
     Accounts payable                                                144               102
     Tenant security deposits                                        172               162
     Accrued expenses and other liabilities                          535               382
                                                               ---------         ---------
         Total Liabilities                                        22,677            20,727
                                                               ---------         ---------

Partners' equity (deficit):
     Limited partners' equity; 50,005 units authorized,
         23,139 issued and outstanding                             6,362             6,900
     General partners' deficit                                    (1,193)           (1,144)
                                                               ---------         ---------
Total partners' equity                                             5,169             5,756
                                                               ---------         ---------
     Total liabilities and partners' equity                    $  27,846         $  26,483
                                                               =========         =========

                See notes to consolidated financial statements.

                                    2 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Unit Data)
                                                 For the Six Months Ended
                                              June 30, 1996   June 30, 1995
                                              -------------   -------------
Income:
     Rental                                       $ 3,175         $ 3,163
     Interest on short-term investments                36              23
     Other                                            147             130
                                                  -------         -------
         Total Income                               3,358           3,316
                                                  -------         -------
Expenses:
     Leasing                                          105             104
     General and administrative                       190             161
     Management fees                                  164             164
     Utilities                                        345             304
     Repairs and maintenance                          643             615
     Insurance                                        133             131
     Taxes                                            330             264
     Depreciation                                     785             824
     Amortization                                      45              51
     Interest expense                                 958             956
     Other expense                                    147              79
                                                  -------         -------
         Total expenses                             3,845           3,653
                                                  -------         -------
Net loss                                          $  (487)        $  (337)
                                                  =======         =======
Net loss per Limited Partnership Unit             $(18.93)        $(13.09)
                                                  =======         =======
Distributions per Limited Partnership Unit        $  4.32         $  4.32
                                                  =======         =======

                See notes to consolidated financial statements.

                                    3 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Unit Data)
                                                For the Three Months Ended
                                              June 30, 1996    June 30, 1995
                                              -------------    -------------
Income:
     Rental                                       $ 1,606         $ 1,581
     Interest on short-term investments                19              11
     Other                                             78              63
                                                  -------         -------
         Total Income                               1,703           1,655
                                                  -------         -------
Expenses:
     Leasing                                           63              46
     General and administrative                       106              72
     Management fees                                   82              82
     Utilities                                        172             143
     Repairs and maintenance                          377             315
     Insurance                                         65              63
     Taxes                                            165             130
     Depreciation                                     392             415
     Amortization                                       9              25
     Interest expense                                 478             479
     Other expense                                     30              55
                                                  -------         -------
         Total expenses                             1,939           1,825
                                                  -------         -------
Net loss                                          $  (236)        $  (170)
                                                  =======         =======
Net loss per Limited Partnership Unit             $ (9.16)        $ (6.61)
                                                  =======         =======
Distributions per Limited Partnership Unit        $ (2.16)        $ (2.16)
                                                  =======         =======

                See notes to consolidated financial statements.

                                    4 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
(In Thousands, Except Unit Data)

                                Units of
                                 Limited        Limited         General
                               Partnership     Partners'       Partners'         Total
                                Interest        Equity          Deficit          Equity
                               -----------     ---------       ---------        -------
Balance - January 1, 1996         23,139        $ 6,900         $(1,144)        $ 5,756
Net loss                                           (438)            (49)           (487)
Distribution                                       (100)             --            (100)
                                 -------        -------         -------         -------
Balance - June 30, 1996           23,139        $ 6,362         $(1,193)        $ 5,169
                                 =======        =======         =======         =======

                See notes to consolidated financial statements.

                                    5 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Cash Flows  (Unaudited)
(In Thousands)                                                 For the Six Months Ended
                                                             June 30, 1996   June 30, 1995
                                                             -------------   -------------
Cash Flows from Operating Activities:
Net loss                                                       $   (487)        $   (337)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                                  830              874
Changes in assets and liabilities:
     Other assets                                                   240               95
     Increase in escrow accounts                                   (379)            (191)
     Increase in accounts payable                                    42               17
     Increase in tenant security deposits                            10               16
     Increase in accrued expenses and other liabilities             153               69
                                                               --------         --------
Net cash provided by operating activities                           409              543
                                                               --------         --------
Cash Flows from Investing Activities:
     Additions to buildings and improvements                       (166)            (274)
     Increase in reserve accounts                                  (621)             (52)
                                                               --------         --------
Cash used in investing activities                                  (787)            (326)
                                                               --------         --------
Cash Flows from Financing Activities:
     Satisfaction of mortgages payable                          (10,198)              --
     Notes payable proceeds                                      12,200               --
     Principal payments on mortgage notes                          (257)            (309)
     Cash distributions paid to partners                           (100)            (100)
     Deferred financing costs paid                                 (532)              --
                                                               --------         --------
Net cash provided by (used in) financing activities               1,113             (409)
                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                735             (192)
Cash and cash equivalents, beginning of period                      908              923
                                                               --------         --------
Cash and cash equivalents, end of period                       $  1,643         $    731
                                                               ========         ========
Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                    $    958         $    956
                                                               ========         ========

                See notes to consolidated financial statements.

                                    6 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Change

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS has no effect on the Partnership's financial statements.

3. Mortgages Payable

   In January 1996, the loan encumbering the Partnership's Sunflower Apartments property was refinanced. The new loan in the principal amount of $2,700,000 bears interest at 7.46% per annum, requires monthly principal and interest payments of approximately $19,000 and matures on February 11, 2026. The Partnership received net proceeds of approximately $1,700,000 after satisfying the former mortgage. Net refinancing proceeds of $900,000 were used to pay off the second mortgage on the Stratford Place Apartments, whose mortgage was due to mature on May 1, 1996. The lender required that $327,000 of the loan be set aside for certain capital improvements. The Partnership is required to make monthly payments of $4,500 to a replacement reserve. A premium (prepayment penalty) is to be calculated under the terms of the loan if the loan is prepaid before the "Optional Prepayment Date", which is February 11, 2006.

                                   7 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3. Mortgages Payable (continued)

   In May 1996, the first mortgage encumbering the Partnerships Stratford Place Apartments matured. The loan was extended and refinanced in June 1996. The new loan in the principal amount of $9,500,000 bears interest at 8.23% per annum, requires monthly principal and interest payments of approximately $75,000 and matures in July 2006 with a balloon payment of approximately $8,000,000. The lender required that $270,000 of the loan proceeds be set aside for certain capital improvements. In addition, the Partnership is required to make monthly payments of $7,000 to a replacement reserve. A premium (prepayment penalty) is to be calculated under the terms of the loan if the loan is prepaid. The Partnership received net proceeds of approximately $62,000 after satisfying the former mortgage.

4. Related Party Transactions

   Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. Winthrop Management earned $164,000 for the six months ended June 30, 1996 and 1995.

   Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $83,000 during the six months ended June 30, 1996.

                                    8 of 14

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $100,000 to the holders of limited partnership units ($4.32 per unit) during the six months ended June 30, 1996.

The level of liquidity based on cash and cash equivalents experienced a $735,000 increase at June 30, 1996, as compared to December 31, 1995. The Registrant's $1,113,000 of cash provided by financing activities and $409,000 of cash provided by operating activities was partially offset by $787,000 of cash used in investing activities. Financing activities consisted of $12,200,000 of proceeds from mortgage refinancings which were partially offset by $10,198,000 of cash used for the satisfaction of notes payable, $532,000 of deferred financing costs paid, $257,000 of notes payable principal payments and $100,000 of cash distributions paid to limited partners. Investing activities consisted of a $621,000 increase in reserve accounts and $166,000 of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $166,000 Registrant spent on capital improvements during the six months ended June 30, 1996, was funded from operating cash and replacement reserves held by mortgage lenders.

The Registrant invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and maintain quarterly distribution levels until the mortgages mature. The Registrant has a balloon payment of approximately $4,000,000 in 2000 and a balloon payment of approximately $8,000,000 in 2006. Registrant will either have to extend or refinance these mortgages, or sell a property, prior to the due date of these balloon payments.

As discussed in Item 1, Note 3, in January 1996, the loan encumbering the Registrant's Sunflower Apartments property was refinanced. The new loan is in the principal amount of $2,700,000, bears interest at 7.46% per annum and matures in February 2026. The fixed monthly payment of principal and interest of approximately $19,000 is a significant decrease from the approximately $48,000 required under the previous loan.

                                    9 of 14

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (continued)

In June 1996, the loan encumbering the Registrant's Stratford Place Apartments property was refinanced. The new loan is in the principal amount of $9,500,000, bears interest at 8.23% per annum and matures July 2006. The loan requires monthly payments of principal and interest of approximately $75,000.

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                       Average Occupancy
                                       -----------------
         Property                   1996               1995
- ---------------------------         ----               ----
Meadow Wood Apartments               86%                87%
Stratford Place Apartments           95%                96%
Stratford Village Apartment          88%                86%
Sunflower Apartments                 91%                92%

Registrants net loss for the six months ended June 30, 1996, was approximately $487,000, as compared to a net loss of approximately $337,000 for the six months ended June 30, 1995. The net loss for the three months ended June 30, 1996, was approximately $236,000, as compared to a net loss of approximately $170,000 for the three months ended June 30, 1995.

Revenues increased by $42,000 primarily due to increases in interest and other income. Rental revenue remained relatively constant as increases in rental rates were offset by increases in vacancy and concessions. Net rental revenue improved at Stratford Place Apartments due to a decrease in concessions and at Stratford Village Apartments due to an increase in rental rates and a decrease in vacancy.

Expenses increased by $192,000 for the six months ended June 30, 1996, as compared to 1995, primarily due to increases in other expenses of $68,000, taxes of $66,000, utilities of $41,000, general and administrative expenses of $29,000 and repairs and maintenance of $28,000, which were partially offset by decreases in depreciation expense of $39,000 and amortization expense of $6,000. Other expenses increased primarily due to increases in reimbursed expenses and professional costs. Taxes increased primarily due to increases in real estate taxes at the Registrant's Meadow Wood, Sunflower and Stratford Place properties. Utilities increased primarily due to increases in water and sewer expenses at Registrant's Meadow Wood property. Depreciation expense decreased due to assets becoming fully depreciated. Mortgage interest expense remained relatively constant as the decrease in interest rate on the Sunflower Apartments was offset by an increase in mortgage principal balance on refinancing.

                                   10 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27. Financial Data Schedule

            99. Supplementary Information Required Pursuant to Section 9.4
                of the Partnership Agreement.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   11 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BY: WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                                Managing General Partner

                                BY: /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer and Director

                                BY: /s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial Officer

Dated: August 11, 1996

                                   12 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

Exhibit                                                          Page No.
- -------                                                          --------

  27.     Financial Data Schedule                                   --

  99.     Supplementary Information Required Pursuant to
          Section 9.4 of the Partnership Agreement.                 14

                                   13 of 14