Form 10QSB
period 1996-09-30
WINTHROP GROWTH INVESTORS I LP
filed 1996-11-12
CIK 722565

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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


                                    1 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)
                                                      September 30, December 31,
Assets                                                      1996        1995
                                                          --------    --------

Investment in Real Estate
     Land                                                 $  4,015    $  4,015
     Buildings and improvements                             38,112      37,759
                                                          --------    --------

                                                            42,127      41,774
         Less: accumulated depreciation                     19,533      18,355
                                                          --------    --------

                                                            22,594      23,419
                                                          --------    --------

Cash and cash equivalents                                    1,519         908
Deferred costs, net of accumulated amortization
    of $1,094 (1996) and $1,026 (1995)                       1,296       1,018
Replacement reserves and escrow accounts                     1,657         629
Other assets                                                   524         509
                                                          --------    --------

                                                             4,996       3,064
                                                          --------    --------

     Total assets                                         $ 27,590    $ 26,483
                                                          ========    ========


Liabilities and Partners' Equity

Mortgages payable                                         $ 21,781    $ 20,081
Accounts payable                                               101         102
Tenant security deposits                                       171         162
Accrued expenses and other liabilities                         625         382
                                                          --------    --------

     Total Liabilities                                      22,678      20,727
                                                          --------    --------


Partners' equity (deficit):
     Limited partners' equity; 50,005 units authorized,
         23,139 issued and outstanding                       6,125       6,900
     General partners' deficit                              (1,213)     (1,144)
                                                          --------    --------

Total partners' equity                                       4,912       5,756
                                                          --------    --------

     Total liabilities and partners' equity               $ 27,590    $ 26,483
                                                          ========    ========



                See notes to consolidated financial statements.

                                    2 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


Consolidated Statements of Operations  (Unaudited)

                                          For the Nine Months Ended
(In Thousands, Except Unit Data)         September 30, September 30,
                                                1996       1995
                                             -------    -------
Income:

     Rental                                  $ 4,837    $ 4,784
     Interest on short-term investments           56         34
     Other                                       221        204
                                             -------    -------

         Total Income                          5,114      5,022
                                             -------    -------

Expenses:

     Leasing                                     173        163
     General and administrative                  494        323
     Management fees                             249        246
     Utilities                                   511        456
     Repairs and maintenance                   1,031        928
     Insurance                                   202        196
     Taxes                                       481        398
     Depreciation                              1,178      1,238
     Amortization                                 68         76
     Interest expense                          1,421      1,431

                                             -------    -------

         Total expenses                        5,808      5,455
                                             -------    -------

Net loss                                     $  (694)   $  (433)
                                             =======    =======

Net loss allocated:

     General Partners                        $   (69)   $   (43)

     Limited Partners                           (625)      (390)
                                             -------    -------

                                                (694)   $  (433)
                                             =======    =======


Net loss per Limited Partnership Unit        $(27.01)   $(16.85)
                                             =======    =======

Distributions per Limited Partnership Unit   $  6.48    $  4.32
                                             =======    =======



                See notes to consolidated financial statements.

                                    3 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


Consolidated Statements of Operations  (Unaudited)


                                        For the Three Months Ended
(In Thousands, Except Unit Data)        September 30, September 30,
                                               1996       1995
                                             -------    -------
Income:

     Rental                                  $ 1,662    $ 1,621
     Interest on short-term investments           20         11
     Other                                        74         74
                                             -------    -------

         Total Income                          1,756      1,706
                                             -------    -------


Expenses:

     Leasing                                      68         59
     General and administrative                  157         83
     Management fees                              85         82
     Utilities                                   166        152
     Repairs and maintenance                     388        313
     Insurance                                    69         65
     Taxes                                       151        134
     Depreciation                                393        414
     Amortization                                 23         25
     Interest expense                            463        475
                                             -------    -------

         Total expenses                        1,963      1,802
                                             -------    -------

Net loss                                     $  (207)   $   (96)
                                             =======    =======

Net loss allocated:

     General Partners                        $   (21)   $    (9)

     Limited Partners                           (186)       (87)
                                             -------    -------

                                             $  (207)   $   (96)
                                             =======    =======


Net loss per Limited Partnership Unit        $ (8.04)   $ (3.76)
                                             =======    =======

Distributions per Limited Partnership Unit   $  2.16    $    --
                                             =======    =======


                See notes to consolidated financial statements.

                                    4 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


Consolidated Statement of Partners' Equity (Deficit)(Unaudited)

(In Thousands, Except Unit Data)


                                 Units of
                                  Limited    Limited     General
                               Partnership  Partners'   Partners'      Total
                                 Interest    Equity      Deficit      Equity
                                 --------    ------      -------      ------
Balance - January 1, 1996         23,139   $  6,900    $  (1,144)   $  5,756

Net loss                               -       (625)         (69)       (694)

Distribution                           -       (150)           -        (150)
                                 --------   -------     --------    --------

Balance - September 30, 1996       23,139   $ 6,125     $ (1,213)   $  4,912
                                 ========   =======     ========    ========




                See notes to consolidated financial statements.

                                    5 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996



Consolidated Statements of Cash Flows  (Unaudited)

                                                      For the Nine Months Ended
                                                     September 30, September 30,
(In Thousands)                                              1996        1995
                                                          --------    --------
Cash Flows from Operating Activities:

Net loss                                                  $   (694)   $   (433)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                           1,246       1,314

Changes in assets and liabilities:
     Increase in other assets                                  (15)        (23)
     Increase in escrow accounts                              (353)       (132)
     Decrease in accounts payable                               (1)        (19)
     Increase in tenant security deposits                        9          30
     Increase in accrued expenses and other liabilities        243         135
                                                          --------    --------

Net cash provided by operating activities                      435         872
                                                          --------    --------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                  (353)       (355)
     Increase in replacement reserve accounts                 (675)         40
                                                          --------    --------

Cash used in investing activities                           (1,028)       (315)
                                                          --------    --------

Cash Flows from Financing Activities:

     Satisfaction of mortgages payable                     (10,198)         --
     Notes payable proceeds                                 12,200          --
     Principal payments on mortgage notes                     (302)       (466)
     Cash distributions paid to partners                      (150)       (100)
     Deferred financing costs paid                            (346)         --
                                                          --------    --------

Net cash provided by (used in) financing activities          1,204        (566)
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents           611          (9)

Cash and cash equivalents, beginning of period                 908         923
                                                          --------    --------

Cash and cash equivalents, end of period                  $  1,519    $    914
                                                          ========    ========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                               $  1,427    $  1,431
                                                          ========    ========


                See notes to consolidated financial statements.

                                    6 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Accounting Change

         On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

3.       Mortgages Payable

         In January 1996, the loan encumbering the Partnership's Sunflower Apartments property was refinanced. The new loan in the principal amount of $2,700,000 bears interest at 7.46% per annum, requires monthly principal and interest payments of approximately $19,000 and is fully amortized on February 11, 2026. In addition, net refinancing proceeds of $900,000 were used to pay off the second mortgage on the Stratford Place Apartments, whose mortgage was due to mature on May 1, 1996. The lender required that $327,000 of the loan be set aside for certain capital improvements. The Partnership is required to make monthly payments of $4,500 to a replacement reserve. A premium (prepayment penalty) is to be calculated under the terms of the loan if the loan is prepaid before the "Optional Prepayment Date", which is February 11, 2006.


                                    7 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.       Mortgages Payable (continued)

         In May 1996, the first mortgage encumbering the Partnership's Stratford Place Apartments matured. The loan was extended and refinanced in June 1996. The new loan in the principal amount of $9,500,000 bears interest at 8.23% per annum, requires monthly principal and interest payments of approximately $75,000 and matures in July 2006 with a balloon payment of approximately $8,000,000. The lender required that $270,000 of the loan proceeds be set aside for certain capital improvements. In addition, the Partnership is required to make monthly payments of $7,000 to a replacement reserve. A premium (prepayment penalty) is to be calculated under the terms of the loan if the loan is prepaid.

4.       Related Party Transactions

         Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. Winthrop Management earned $249,000 and $246,000 for the nine months ended September 30, 1996 and 1995, respectively.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $149,000 during the nine months ended September 30, 1996 which included general and administrative expenses.


                                    8 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996




Item 2.   Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $150,000 of loan proceeds to the holders of limited partnership units ($6.48 per unit) during the nine months ended September 30, 1996.

The level of liquidity based on cash and cash equivalents experienced a $611,000 increase at September 30, 1996, as compared to December 31, 1995. The Registrant's $1,204,000 of cash provided by financing activities and $435,000 of cash provided by operating activities were partially offset by $1,028,000 of cash used in investing activities. Financing activities consisted of $12,200,000 of proceeds from mortgage refinancings which were partially offset by $10,198,000 of cash used for the satisfaction of notes payable, $346,000 of deferred financing costs paid, $302,000 of notes payable principal payments and $150,000 of cash distributions paid to limited partners. Investing activities consisted of a $675,000 increase in replacement reserve accounts in connection with the refinancings and $353,000 of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $353,000 Registrant spent on capital improvements during the nine months ended September 30, 1996, was funded from operating cash and replacement reserves held by mortgage lenders. Registrant has no plans for material capital improvements during the fourth quarter of 1996.

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

As discussed in Item 1, Note 3, in January 1996, the loan encumbering the Registrant's Sunflower Apartments property was refinanced. The new loan is in the principal amount of $2,700,000, bears interest at 7.46% per annum and requires a monthly payment of principal and interest of approximately $19,000.


                                    9 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996

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

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                               Average Occupancy

           Property                          1996             1995
----------------------------                 ----             ----
Meadow Wood Apartments                       87%              89%
Stratford Place Apartments                   94%              97%
Stratford Village Apartments                 89%              88%
Sunflower Apartments                         92%              89%


Registrant's net loss for the nine months ended September 30, 1996, was approximately $694,000, as compared to a net loss of approximately $433,000 for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996, was approximately $207,000, as compared to a net loss of approximately $96,000 for the three months ended September 30, 1995.

Revenues for the nine months ended September 30, 1996 increased by $92,000 due to increases in rental, interest and other income. Rental revenue increased slightly as increases in rental rates at all Registrant's properties were offset by a decrease in occupancy at Meadow Wood and Stratford Place Apartments. In addition, occupancy improved at Registrant's Stratford Village and Sunflower Apartments.

Expenses increased by $353,000 for the nine months ended September 30, 1996, as compared to 1995, primarily due to increases in taxes of $83,000, utilities of $55,000, general and administrative expenses of $171,000 and repairs and maintenance of $103,000, which were partially offset by decreases in depreciation expense of $60,000 and amortization expense of $8,000. General and administrative expenses increased primarily due to increases in reimbursed expenses and professional costs. Taxes increased primarily due to increases in real estate taxes at the Registrant's Meadow Wood, Sunflower and Stratford Place properties. These taxes are under appeal. Utilities increased primarily due to increases in water and sewer expenses at Registrant's Meadow Wood and Stratford Place properties. Depreciation expense decreased due to assets becoming fully depreciated. Mortgage interest expense remained relatively constant as the decreases in interest rates on the refinancing of Sunflower Apartments and Stratford Place Apartments were offset by an increase in the mortgage principal balance encumbering Registrant's Sunflower Apartments.


                                   10 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996


Part II - Other Information


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports on Form 8-K

                  On September 23, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.


                                   11 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                       FORM 10 - QSB SEPTEMBER 30, 1996

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


                           BY:      WINTHROP GROWTH INVESTORS 1 LIMITED
                                      PARTNERSHIP
                                    Managing General Partner





                                    BY:     /s/ Michael L. Ashner
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                    BY:     /s/ Edward V. Williams
                                            Edward V. Williams
                                            Chief Financial Officer




                                            Dated: November 8, 1996


                                   12 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1996




Exhibit Index


           Exhibit                                                  Page No.

27.        Financial Data Schedule                                     -

99.        Supplementary Information Required Pursuant to
           Section 9.4 of the Partnership Agreement.                  14


                                   13 of 14