Form 10KSB
period 1996-12-31
WINTHROP GROWTH INVESTORS I LP
filed 1997-03-31
CIK 722565

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                                            Commission File
For the fiscal year ended December 31, 1996                 Number  2-84760
                          -----------------                        --------

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                           04-2839837
         -------------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or  organization)                        Identification  No.)

One International Place, Boston, Massachusetts                        02110
----------------------------------------------                        -----
   (Address of principal executive offices)                     (Zip  Code)

Registrant's telephone number, including area code:          (617) 330-8600
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:            None
                                                                       ----
Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $6,880,000.

                               Cover Page Continued on Next Page

                                                          Cover page 2 of 2

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                    PART I
                                    ------

Item 1.     Description of Business.
------      -----------------------
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

         The Partnership was initially capitalized with contributions of $1,000 from each of the General Partners and $5,000 from the Initial Limited Partner. On June 24, 1983, the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of units of limited partnership interest ("Units") in the Partnership. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000) was declared effective on May 11, 1984. The offering terminated in February 1985, at which time Limited Partners had subscribed for 23,144 Units, representing capital contributions from Limited Partners of $23,144,000. An additional five Units were held by WFC Realty Co., Inc., a subsidiary of WFA ("WFC Realty"), such that there were 23,149 Units issued and outstanding. These units were subsequently purchased by LON-WGI Associates LLC, an affiliate of First Winthrop, during the first quarter of 1997 for $275 per Unit. See "Tender Offer" below. Ten Units have been abandoned by their holders since the Partnership's inception which results in only 23,139 outstanding Units.


         The Partnership's only business is owning, leasing and operating income producing real estate.

         The Partnership invested $18,176,787 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four properties. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. For additional information with respect to the Partnership's properties see, Item 2, "Description of Properties."

Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner and agents retained by the Managing General Partner, including Winthrop Management, an affiliate of the Managing General Partner.

Partnership Agreement Amendment
-------------------------------

         In August 1995, Section 10.1 of the Partnership's partnership agreement was amended to clarify and remove any ambiguities pertaining to the requirements for calling and voting at a meeting of Limited Partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the Managing General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units.

Change in Control
-----------------

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur J. Halleran, Jr. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Tender Offer
------------

         On February 6, 1997, LON-WGI Associates L.L.C. ("LON-WGI") commenced an offer to purchase up to 11,000 units of limited partnership interest in the Partnership (the "Offer") for $275 per unit, which units represent approximately 47.5% of the total outstanding units in the Partnership. The members or LON-WGI and the Managing General Partner are affiliates. As a result of this affiliation, the Partnership remained neutral as to whether the Limited Partners should tender their units pursuant to the Offer. Based on filings with the Securities and Exchange Commission, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. As a result of its ownership of 4,797.34 limited partnership units, LON-WGI could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, LON-WGI would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 2.  Description of Properties.
------   -------------------------

         The following tables set forth the location, acquisition date, number of units and original purchase price for the Registrant's properties:

                                                               Acquisition                         Acquisition
Property Name                        Location                  Date                   Units           Cost
---------------------------          --------                  -----------            -----        -----------
Sunflower Apartments                 Dallas, TX                August, 1984             248        $ 8,087,000


Meadow Wood Apartments               Jacksonville, FL          December, 1984           356        $ 9,559,047

Stratford Place                      Gaithersburg, MD          December, 1985           350        $13,000,000
 Apartments

Stratford Village                    Montgomery, AL            February, 1986           224        $ 8,440,000

         The following table sets forth the average occupancies and rental rates per unit for the Partnership's properties for the years ended December 31, 1996 and 1995:

                                                     1996     1995
                                                     ----     ----
Sunflower
---------
         Average Rent                                $431     $420
         Average Occupancy                           93.1%    87.9%

Meadow Wood
-----------
         Average Rent                                $488     $468
         Average Occupancy                           87.2%    89.9%

Stratford Place
---------------
         Average Rent                                $645     $640
         Average Occupancy                           95.2%    95.6%

Stratford Village
-----------------
         Average Rent                                $557     $541
         Average Occupancy                           89.9%    89.5%

         Sunflower Apartments.  Sunflower Apartments is a 248 unit garden
         --------------------
apartment complex, located in Dallas, Texas approximately eight miles northeast of the central business district. On January 25, 1996, the Partnership refinanced the existing loan encumbering Sunflower Apartments. The new loan is in the


original principal amount of $2,700,000, bears interest at a rate of 7.46% per annum and matures on February 11, 2026. The monthly principal and interest payments under this loan are $18,804.89. The mortgage can be prepaid at any time on or after 2006 upon payment of a prepayment penalty which is reduced from 2006 to 2026. The principal balance, as of December 31, 1996, was $2,679,000. See
Item 7, "Financial Statements, Note 4" for additional information relating to this loan.


         During 1996, the Partnership completed $250,200 of capital improvements at the property, consisting primarily of exterior siding replacement and painting as well as carpet and appliance replacements. These improvements were funded from the Partnership's reserves and operating cash flow. Capital improvements planned for 1997 consist of landscaping and common area improvements. These improvements are expected to cost approximately $140,000, which amount will be funded from operating cash flow and Partnership reserves.

         The Managing General Partner believes that the Dallas residential rental market where Sunflower is located has been competitive but is stable.

         Meadow Wood Apartments.  Meadow Wood Apartments is a 356 unit garden
         ----------------------
apartment complex located in Jacksonville, Florida. Meadow Wood Apartments is encumbered by a mortgage loan in the original principal amount of $4,300,000, which loan bears interest at 10% per annum and requires monthly payments of principal and interest of $36,966. The balance of the loan at December 31, 1996 was $4,189,000. The loan matures on December 1, 2000 at which time the remaining principal balance is scheduled to be $4.071,038.

         In 1996, the Partnership expended $223,912 on capital improvements, consisting primarily of furniture and office equipment, landscaping and asphalt repairs. These improvements were funded primarily from cash flow. Capital improvements costing approximately $402,562 are planned for 1997, including exterior painting and cabinet replacement. These improvements will be funded from cash flow and, if necessary, from Partnership reserves.

         The Jacksonville rental market became extremely competitive in 1991, and was further impacted by the closing of the Jacksonville Naval Shipyard in 1992. The market stabilized somewhat in 1993 but became increasingly competitive in 1994 and continues to remain competitive to date.

         Stratford Place Apartments.  Stratford Place Apartments is a 350 unit
         --------------------------
garden apartment complex located in  Gaithersburg, Maryland. In May 1996, the first mortgage loan encumbering Stratford Place matured. The Partnership refinanced this loan in June 1996 with a new loan in the principal amount of
$9,500,000. The new loan which is documented on standard FNMA loan forms bears interest at a 8.23% per annum, requires monthly principal and interest payments of approximately $75,000 and matures in July 2006 with a balloon payment of approximately $8,000,000. In connection with this loan, the lender required that approximately $219,000 of the loan proceeds be set aside for capital improvements. In addition, the Partnership is required make monthly payments of
$7,000 to a replacement reserve. The loan can be prepaid with a premium.

         In 1996, the Partnership spent $211,261 on capital improvements, which included exterior siding repair and painting, apartment carpet replacement and mechanical systems repairs and replacements. These capital improvements were funded from cash flow and the capital improvements escrow established pursuant to the terms of the new loan. Capital improvements of $152,890 are expected to be made during 1997 consisting of common area improvements to the pool and laundry room, air conditioner replacement and mechanical systems replacement. It is expected these capital improvements will be funded from the capital improvements escrow.

         In the opinion of the Managing General Partner, the Gaithersburg, Maryland rental apartment market is currently stable.

         Stratford Village.  Stratford Village Apartments, is a 224 unit garden
         -----------------
apartment complex is located in Montgomery, Alabama. Stratford Village is encumbered by a first mortgage securing a loan with a principal balance, as of
December 31, 1996, of $5,244,080. The original principal amount of this loan was
$5,244,000. This loan bears interest at an annual rate of 7.72% and matures on
November 1, 2024. Monthly debt service payments are $38,194.

         In 1996, the Partnership spent $95,623 on capital improvements, primarily for apartment carpet replacement and asphalt repairs. These improvements were funded from cash flow. The Partnership has budgeted capital improvements of approximately $159,420 for 1997, including exterior painting, fencing and roof replacement. It is expected these capital improvements will be funded from cash flow.

         The Managing General Partner believes that the Montgomery, Alabama rental apartment market is currently strong.

         The Partnership maintains property and liability insurance on its properties and believes such coverage to be adequate.

         For the year ended December 31, 1996, rental revenues from Sunflower
Apartments, Meadow Wood Apartments, Stratford Place Apartments and Stratford
Village represented 18%, 25%, 37%, and 20%, respectively, of the total rental revenues of the Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:


                        Gross
                       Carrying     Accumulated                             Federal
Property                Value       Depreciation      Rate      Method      Tax Basis
--------             -----------    ------------    ---------   ------      ----------
Sunflower            $ 8,395,985    $5,213,110      5-30 yrs.     S/L      $ 3,879,749

Meadow Wood           11,145,627     5,039,931      5-30 yrs.     S/L        4,081,249
Stratford Place       14,361,874     5,891,493      5-30 yrs.     S/L        6,358,653
Stratford Village      8,652,929     3,797,147      5-30 yrs.     S/L        3,493,131

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1996:

Property             Tax Rate             Taxes Paid
--------             --------             ----------
Sunflower            $2.072/100           $117,232
Meadow Wood          2.170/100             150,238
Stratford Place      3.061/100             190,811
Stratford Village    3.450/100              57,693

Item 3.  Legal Proceedings.
------   -----------------

         The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II
                                    -------

Item 5.     Market Price of and Dividends on the Registrant's
            Common Equity and Related Stockholder Matters.
------      -------------------------------------------------

         The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions. See Item 1, "Description of Business - Tender Offer" for information relating to the tender offer for Units made by an affiliate of the Managing General Partner

         As of December 31, 1996, there were 1,322 holders of Units holding

23,139 units.

         The Partnership Agreement requires that any "Cash Available for Distribution" (defined under the Partnership Agreement as Cash Flow less any amounts set aside from Cash Flow for the restoration or creation of reserves) be distributed quarterly to the Partners in specified proportions and priorities. During the years ended December 31, 1996 and 1995, the Partnership made cash distributions with respect to the Units to holders thereof in the aggregate amounts of $200,000 and $149,941, respectively.

         See Item 6, "Management's Discussion and Analysis or Plan of Operations" for a discussion of the Partnership's ability to make distributions.

Item 6.  Management's Discussion and Analysis or Plan of
         Operation
------   -----------------------------------------------

Liquidity and Capital Resources
-------------------------------

         All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $200,000 of loan proceeds to the holders of limited partnership units ($8.64 per unit) during the year ended December 31, 1996.

         The level of liquidity based on cash and cash equivalents experienced a $440,000 increase at December 31, 1996, as compared to December 31, 1995. The Registrant's $923,000 of cash provided by financing activities and $1,056,000 of cash provided by operating activities were partially offset by $1,539,000 of cash used in investing activities. Financing activities consisted of $12,200,000 of proceeds from mortgage refinancings which were partially offset by $10,361,000 of cash used for the satisfaction of notes payable, $359,000 of deferred financing costs paid, $357,000 of notes payable principal payments and $200,000 of cash distributions paid to limited partners. Investing activities consisted of a $758,000 increase in replacement reserve accounts in connection with the refinancings and $781,000 of improvements to real estate. Net cash from operating activities declined during the year ended December 31, 1996, as compared to 1995, due to an increase in net loss. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $781,000 Registrant spent on capital improvements during the year ended December 31, 1996, was funded from operating cash and replacement reserves held by mortgage lenders. Under the terms of the new mortgage notes of the Stratford Place Apartments and

Sunflower Apartments properties, the Registrant was required to place into escrow an aggregate amount of approximately $600,000 for repairs and improvements to be made at those properties.

         The Registrant invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and maintain quarterly distribution levels until the mortgages mature. The Registrant has a balloon payment of approximately $4,000,000 due in 2000 and approximately $8,000,000 due in 2006. Registrant will either have to extend or refinance these mortgages, or sell a property, prior to the due date of these balloon payments.

         As discussed in Item 7, Note 4, the loans encumbering the Registrant's Sunflower Apartments property and Stratford Place Apartments were refinanced. The new loan encumbering the Sunflower Apartments, which was made in January 1996, is in the principal amount of $2,700,000, bears interest at 7.46% per annum, requires a monthly payment of principal and interest of approximately $19,000 and matures in February 2026. The new loan encumbering the Stratford Place Apartments, which was made in June 1996, is in the principal amount of $9,500,000, bears interest at 8.23% per annum and matures July 2006. The loan requires monthly payments of principal and interest of approximately $75,000.

         See "Item 1, Description of Business" for information relating to the tender offer made by an affiliate of the Managing General Partner for units of limited partnership interest in the Registrant.

Results of Operations
---------------------

         Net loss increased by $536,000 for the year ended December 31, 1996, as compared to 1995, primarily due to a $344,000 increase in repairs and maintenance and a $180,000 increase in general and administrative expenses. Repairs and maintenance expense increased primarily due to extensive carpet replacement at the Registrant's properties and roadway repairs at the Registrant's Meadow Wood Apartments property.

         General and administrative expenses increased primarily due to increases in reimbursed expenses and professional costs.

Mortgage interest expense remained relatively constant as the refinancing of Sunflower Apartments and Stratford Place Apartments at lower interest rates were offset by an increase in the mortgage principal balance encumbering Registrant's Sunflower Apartments.

         Revenues increased by $124,000 for the year ended December 31, 1996 as compared to 1995. Rental revenues increased slightly as increases in rental rates at all of Registrant's properties were substantially offset by a decrease in occupancy at Meadow Wood and Stratford Place Apartments. Occupancy did, however, improve at Registrant's Stratford Village and Sunflower Apartments properties.

Item 7.     Financial Statements
------      --------------------


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Year Ended December 31, 1996

                                      Index


Independent Auditors' Reports..........................................................................F-2

Consolidated Financial Statements:

         Balance Sheets at December 31, 1996 and 1995..................................................F-4

         Statements of Income for the Years Ended
              December 31, 1996 and 1995...............................................................F-5

         Statements of Partners' Capital for the Years
              Ended December 31, 1996 and 1995.........................................................F-6

         Statements of Cash Flows for the Years Ended
              December 31, 1996 and 1995...............................................................F-7

         Notes to Consolidated Financial Statements....................................................F-8


                          Independent Auditors' Report

To the Partners
Winthrop Growth Investors 1 Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership (a Massachusetts limited partnership) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
February 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Winthrop Growth Investors I Limited Partnership:

We have audited the accompanying balance sheets of Winthrop Growth Investors I Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and the related consolidated statements of operations, changes in partner's capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all materials respects, the financial position of Winthrop Growth Investors I Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 1996

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Unit Data)

                                                                       DECEMBER 31,
                                                              ------------------------------

ASSETS                                                           1996                1995
------                                                        ----------           ---------
Investment in Real Estate:
     Land                                                      $  4,015             $  4,015
     Buildings and improvements, net of accumulated
      depreciation of $19,942 (1996) and $18,355 (1995)          18,598               19,404
                                                               --------             --------
                                                                 22,613               23,419

Other Assets:

Cash and cash equivalents                                         1,348                  908
Deferred costs, net of accumulated amortization
of $1,135 (1996) and $1,026 (1995)                                1,253                1,018
Replacement reserves and escrow accounts                          1,459                  629
Other assets                                                        453                  509
                                                               --------             --------

         Total assets                                          $ 27,126             $ 26,483
                                                               ========             ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage payable                                               $ 21,563             $ 20,081
Accounts payable                                                    171                  102
Tenant security deposits                                            169                  162
Accrued expenses and other liabilities                              514                  382
                                                               --------             --------

          Total Liabilities                                      22,417               20,727
                                                               --------             --------

Partners' capital (deficit):
     Limited partners' capital; 50,005 units authorized,
      23,139 issued and outstanding                               5,938                6,900

     General partners' deficit                                   (1,229)              (1,144)
                                                               --------             --------


          Total partners' capital                                 4,709                5,756
                                                               --------             --------

          Total liabilities and partners' capital              $ 27,126             $ 26,483
                                                               ========             ========


                 See notes to consolidated financial statements

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                        (In Thousands, Except Unit Data)

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  1996               1995
                                                                ---------           -------
Income:
 Rental                                                           $ 6,458            $ 6,389
 Interest on short-term investments                                    92                 63
 Other                                                                330                302
                                                                  -------            -------
  Total income                                                      6,880              6,754

Expenses:
 General and administrative                                           592                412
 Management fees                                                      335                330
 Taxes                                                                562                528
 Payroll                                                              746                706
 Utilities                                                            673                629
 Repairs and maintenance                                            1,059                715
 Insurance                                                            197                176
 Depreciation                                                       1,587              1,571
 Amortization                                                         114                103
 Interest expense                                                   1,862              1,895
                                                                  -------            -------
  Total expenses                                                    7,727              7,065
                                                                  -------            -------

Net loss                                                          $  (847)           $  (311)
                                                                  =======            =======


Net loss allocated to general partners                            $   (85)           $   (31)
                                                                  =======            =======

Net loss allocated to limited partners                            $  (762)           $  (280)
                                                                  =======            =======

Net loss per Unit of Limited Partnership Interest                 $(32.93)           $(12.10)
                                                                  =======            =======

Distributions per Unit of Limited Partnership Interest            $ (8.64)           $ (6.48)
                                                                  =======            =======


                 See notes to consolidated financial statements

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                        (In Thousands, Except Unit Data)

                                             Units of
                                              Limited              General                 Limited
                                            Partnership           Partners'               Partners'               Total
                                             Interest              Deficit                 Capital               Capital

                                         ------------------  --------------------   ----------------------  -------------------

Balance - January 1, 1995                           23,139   $            (1,113)   $               7,330   $            6,217

      Distributions                                       -                   -                      (150)                (150)
      Net loss                                                               (31)                    (280)                (311)
                                         ------------------  --------------------   ----------------------  -------------------

Balance - December 31, 1995                         23,139                (1,144)                   6,900                5,756

      Distributions                                       -                   -                      (200)                (200)
      Net loss                                                               (85)                    (762)                (847)
                                         ------------------  --------------------   ----------------------  -------------------

Balance - December 31, 1996                         23,139     $          (1,229)   $               5,938   $            4,709
                                         ==================  ====================   ======================  ===================



                 See notes to consolidated financial statements

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------

                                                                         1996                   1995
                                                                       ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $   (847)            $   (311)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Depreciation and amortization                                     1,711                1,674

     Changes in assets and liabilities:
        Decrease (increase) in other assets                                  56                 (157)
        (Increase) decrease in escrow accounts                              (72)                  31
        Increase (decrease) in accounts payable                              69                   (3)
        Increase (decrease) in tenant security deposits                       7                   29
        Increase in accrued expenses and
             other liabilities                                              132                   38
                                                                       --------             --------

        Net cash provided by operating activities                         1,056                1,301
                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to buildings and improvements                               (781)                (540)
     Deposits to reserve for replacements                                  (785)                (104)
     Withdrawals from reserve for replacements                               50                  118
     Interest on reserve for replacements                                   (23)                  (9)
                                                                       --------             --------

        Net cash used in investing activities                            (1,539)                (535)
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage                                        (357)                (631)
     Satisfaction of mortgages payable                                  (10,361)                --

     Notes payable proceeds                                              12,200                 --
     Distributions to partners                                             (200)                (150)
     Deferred financing costs                                              (359)                --
                                                                       --------             --------

        Net cash (used in) provided by financing activities                 923                 (781)
                                                                       --------             --------

Net increase (decrease) in cash and cash equivalents                        440                  (15)

Cash and cash equivalents, beginning of year                           $    908             $    923
                                                                       --------             --------

Cash and cash equivalents, end of year                                 $  1,348             $    908
                                                                       ========             ========

Supplemental Disclosure of Cash Flow Information -
--------------------------------------------------
     Cash paid for interest                                            $  1,874             $  1,892
     ----------------------                                            ========             ========


                 See notes to consolidated financial statements.

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Winthrop Growth Investors 1 Limited Partnership (the "Partnership") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real properties.

         The Partnership, via it's controlling interest in three partnerships and a trust, is the owner of four residential apartment complexes located in various parts of the United States. Leases to tenants at such properties are principally for one year. The Partnership owns a 99%, 99.9% and 99.98% general partnership interest in DEK Associates ("DEK"), Meadow Wood Associates ("Meadow Wood") and Stratford Place Investors Limited Partnership ("Stratford Place"), respectively, and is the 100% beneficiary of the Stratford Village Realty Trust ("Stratford Village") (collectively the "Properties"). The general partners of the

         Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation, which is the managing general partner, and Linnaeus-Lexington Associates Limited Partnership.

         Due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses of the Properties in 1996 and 1995.

         The Partnership will terminate December 31, 2003 unless dissolved earlier, pursuant to the provisions of the partnership agreement.

         Uses of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         Consolidation

         The accompanying financial statements of the Partnership have been consolidated with those of the Properties. All significant intercompany transactions and balances have been eliminated in consolidation.

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Real Estate

         Real estate is stated at cost. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

         Net Loss Per Limited Partnership Unit

         Net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 23,139 units outstanding.


         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

         Depreciation

         Depreciation is computed by the straight-line method over an estimated useful life of 25 years for buildings and improvements and 5-10 years for furnishings.

         Deferred Costs

         Costs related to the acquisition of the Properties are deferred and amortized over 25 years. Financing costs are amortized over the life of the related loan.

         Reclassifications

         Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         Concentration of Credit Risk

         Substantially all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.       ALLOCATION OF PROFITS AND LOSSES AND CASH DISTRIBUTIONS

         In accordance with the partnership agreement, profits and losses other than from sales or refinancings shall be allocated 10% to the general partners and 90% to the limited partners. Profits and losses from sales or refinancings shall be allocated according to the provisions of the partnership agreement.

         The limited partners are entitled to a noncumulative quarterly priority cash distribution of 1.5% of their average Adjusted Capital Contribution, as defined, of cash available for distribution. The general partners would then be entitled to one-ninth of the amount distributed to the Limited Partners, with the balance allocated 90% to the limited partners and 10% to the general partners. Sales and refinancing proceeds are to be distributed according to the provisions of the partnership agreement.

3.       RELATED PARTY TRANSACTIONS

         Winthrop Management, an affiliate of the general partner is entitled to receive 5% of gross receipts from all partnership properties they manage. Winthrop Management earned $335,000 and $330,000 for the years ended December 31, 1996 and 1995, respectively.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $55,000 for the years ended December 31, 1996 and 1995, respectively.

         On February 6, 1997 an affiliate of the general partner offered to purchase for cash up to 11,000 limited partnership units.

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

4.       MORTGAGE PAYABLE

         The mortgage notes payable by the Properties at December 31, 1996 and 1995 are as follows:


                                                                                   1996                     1995
                                                                                 --------                 --------
           DEK
           In January 1996, the loan encumbering the Partnership's Sunflower
           Apartments property was refinanced. The new loan in the principal amount of $2,700,000 bears interest at 7.46% per annum, requires monthly principal and interest payments of approximately $19,000 and matures on February 11, 2026. A premium (prepayment penalty) is to be calculated under the terms of the loan if the loan is prepaid before
           the "Optional Prepayment Date", which is February 11, 2006.           $   2,679,000            $    546,000

           Meadow Wood

           10% mortgage note,  payable in equal monthly  installments of
           $36,966 for principal  and interest,  with a final payment of
           $4,071,000 due at maturity on December 1, 2000.                           4,189,000               4,212,000

           Stratford Place

           Notes payable consisted of two mortgage notes, one of which was repaid ($900,000) in February 1996, with a portion of the net proceeds from the DEK refinancing. The first mortgage note was refinanced in June 1996. The new loan in the principal amount of
           $9,500,000 bears interest at 8.23% per annum, requires monthly principal and interest payments of approximately $75,000 and matures in July 2006 with a balloon payment of approximately $8,000,000.A premium (prepayment penalty) is to be calculated under the terms of
           the loan if the loan is prepaid.                                          9,451,000              10,027,000

           Stratford Village

           7.72%  mortgage note,  payable in equal monthly  installments of $38,000 for principal and  interest,  through  maturity on
           November 1, 2024.
                                                                                     5,244,000               5,296,000
                                                                                 -------------            ------------
                Total                                                            $  21,563,000            $ 21,081,000
                                                                                 =============            ============


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


4.       MORTGAGE PAYABLE (Continued)

         As of December 31, 1996, expected minimum future payments are as follows:

                        1997                               $       232,000
                        1998                                       252,000
                        1999                                       273,000
                        2000                                     4,365,000
                        2001                                       284,000

                        Thereafter                              16,157,000
                                                           ---------------

                                                            $   21,563,000
                                                            ==============

         Based on the borrowing rates available to the Partnership for mortgage notes with similar terms, the fair value of the Partnership's aggregate mortgage notes payable at December 31, 1996 and 1995 is approximately $21,566,000 and $20,653,000, respectively.

5.       RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                         1996           1995
                                                       --------       ---------
Net loss - financial statement                         (847,000)      $(311,000)
  Differences resulted from:
     Depreciation and amortization                     (106,000)        (41,000)
     Other                                              112,000          15,000
                                                       ---------      ----------


Net loss - income tax method                           (841,000)       (337,000)
                                                       =========      ==========

Taxable loss per limited
 partnership unit outstanding after
 giving effect to the allocation to the
 general partner                                        $ (32.71)     $  (13.11)
                                                       =========      ==========

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.
------   ----------------------------------------------

         Effective September 19, 1996, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Registrant engaged Imowitz Koenig as its Independent Auditors. The Registrant did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19,1996.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
------    -------------------------------------------------------------

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of The Partnership's affairs and has general responsibility and ultimate authority in all matters effective its business. As of February 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                         Has Served as
                              Position Held with the     a Director or
Name                         Managing General Partner    Officer Since
----                         ------------------------    -------------
Michael L. Ashner            Chief Executive Officer      1-96
                             and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Registrant nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation.
-------   ----------------------

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.
-------  ---------------------------------------------------

         The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. As of December 31, 1996, an affiliate of the General Partner owned five Units in the Partnership. No officers, directors or general partners of the General Partners own any Units.

         As a result of the tender offer commenced by LON-WGI Associates L.L.C. ("LON-WGI"), 1996, an entity affiliated with the Managing General Partner, on March 20, 1997, LON-WGI acquired 4,797.34 (inclusive of five units previously owned) limited partnership units in the Registrant or approximately 20.7% of the total outstanding units. Except for LON-WGI, no other person or entity owns more than 5% of the outstanding limited partnership units in the Registrant at March 20, 1997. The business address of LON-WGI is One International Place, Boston, Massachusetts 02110.


         Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 11, 1984 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Under the Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although the consent of the Associate General Partner is required for all purchases, financings, refinancings and sales or other dispositions of the Registrant's real properties and with respect to certain other matters.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         Winthrop Management, an affiliate of the Managing General Partner is entitled to receive 5% of gross receipts from all of the Registrant's properties it manages. Winthrop Management earned $335,000 and $330,000 for the years ended December 31, 1996 and 1995, respectively.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $55,000 for the years ended December 31, 1996 and 1995, respectively.

         As a result of its ownership of 4,747.34 limited partnership units, LON-WGI could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, LON-WGI would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                                     PART IV
                                     -------

Item 13. Exhibits and Reports on Form 8-K.
-------  --------------------------------

(a)      Exhibits:


                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

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

                           WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           By:      TWO WINTHROP PROPERTIES, INC.,
                                    Managing General Partner

                                    By: /s/ Michael L. Ashner
                                        --------------------------
                                           Michael Ashner
                                           Chief Executive Officer

                                    Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date
--------------            -----                    ----
/s/ Michael Ashner        Chief Executive          March 28, 1997
------------------        Officer and Director
Michael Ashner

/s/ Edward Williams       Chief Financial Officer  March 28, 1997
-------------------
Edward Williams


                                  EXHIBIT INDEX

                  Exhibit                                              Page
                  -------                                              ----
 3         Amended and Restated Agreement of Limited                   (a)
           Partnership of Winthrop Growth Investors I
           Limited Partnership dated as of May 11, 1984

 3(a)      Amendment to Amended and Restated Agreement                 (e)
           of Limited Partnership dated August 23, 1995

10(a)      Property Management Agreement between Winthrop              (a)
           Growth Investors I Limited Partnership and
           WP Management Co., Inc. dated May 11, 1984

10(b)      Documents related to Sunflower Apartments property          (g)

10(c)      Documents relating to the Meadow Wood Apartments            (a)
           property in Jacksonville, Florida

10(d)      Documents relating to the Stratford Village                 (c)
           Apartments property in Montgomery, Alabama

10(e)      Amendment Number One to the Joint Venture                   (d)
           Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower)

10(f)      Meadow Wood Winthrop Associates Limited Partnership         (d)
           Certificate and Agreement filed on December 1, 1988

10(g)      Management Agreement between Winthrop Management            (f)
           and Meadow Wood dated February 1, 1990

10(h)      Management Agreement between Stratford Place and            (f)
           Winthrop Management dated January 1, 1990

10(i)      Management Agreement between Sunflower and                  (f)
           Winthrop Management dated April 1, 1990

16.        Letter dated September 19, 1996 from Arthur
           Andersen LLP.

27.        Financial Data Schedule

99(a)      Pages 7-10, 17-24 and 24-27 of the Registrant's             (f)
           Prospectus dated May 11, 1984 (filed with the
           Commission pursuant to Rule 424(b) on July 3, 1984)

  (b)      Supplement to the Registrant's Prospectus dated             (f)
           August 24, 1984 (filed with the Commission pursuant

           to Rule 424(c) on September 7, 1984)

  (c)      Supplement to the Registrant's Prospectus dated             (f)
           November 2, 1984 (filed with the Commission pursuant to Rule 424(c) on November 6, 1984)

  (d)      Supplement to the Registrant's Prospectus dated             (f)
           November 8, 1984 (filed as a part of Post-Effective
           Amendment No. 1 to the Registrant's Registration
           Statement on Form S-11, File No. 2-84760, and
           Incorporated herein by reference)

------------

(a) Filed as an exhibit to the Registrant's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference.

(b) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated January 6, 1986, and incorporated herein by reference.

(c) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1986, and incorporated herein by reference.

(d) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

(e) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 6, 1995, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(g) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(h) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 1996, and incorporated herein by reference.