Form 10QSB
period 1997-03-31
WINTHROP GROWTH INVESTORS I LP
filed 1997-05-15
CIK 722565

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No ____




                                     1 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)
                                                         March 31,  December 31,
Assets                                                     1997        1996
                                                         --------    --------

Investment in Real Estate
     Land                                                $  4,015    $  4,015
     Buildings and improvements, net of accumulated
         depreciation of $20,338 (1997) and
         $19,942 (1996)                                    18,345      18,598
                                                         --------    --------

                                                           22,360      22,613

Other assets:

Cash and cash equivalents                                   1,192       1,348
Deferred costs, net of accumulated amortization
    of $1,165 (1997) and $1,135 (1996)                      1,223       1,253
Replacement reserves and escrow accounts                    1,643       1,459
Other assets                                                  514         453
                                                         --------    --------

     Total assets                                        $ 26,932    $ 27,126
                                                         ========    ========


Liabilities and Partners' Capital

Mortgages payable                                        $ 21,507    $ 21,563
Accounts payable                                               52         171
Tenant security deposits                                      168         169
Accrued expenses and other liabilities                        630         514
                                                         --------    --------

     Total liabilities                                     22,357      22,417
                                                         --------    --------

Partners' capital (deficit):
     Limited partners' capital; 50,005 units authorized,
         23,139 issued and outstanding                      5,812       5,938
     General partners' deficit                             (1,237)     (1,229)
                                                         --------    --------

Total partners' capital                                     4,575       4,709
                                                         --------    --------

     Total liabilities and partners' capital             $ 26,932    $ 27,126
                                                         ========    ========







                 See notes to consolidated financial statements.

                                     2 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1997


Consolidated Statements of Operations  (Unaudited)


                                                      For the Three Months Ended
(In Thousands, Except Unit Data)                        March 31,     March 31,
                                                          1997          1996
                                                         -------       -------
Income:

     Rental                                              $ 1,679       $ 1,569
     Interest on short-term investments                       15            17
     Other                                                    70            69
                                                         -------       -------

         Total Income                                      1,764         1,655
                                                         -------       -------

Expenses:

     Leasing                                                  58            42
     General and administrative                              154           201
     Management fees                                          86            82
     Utilities                                               176           173
     Repairs and maintenance                                 281           266
     Insurance                                                62            68
     Taxes                                                   155           165
     Depreciation                                            396           393
     Amortization                                             30            36
     Interest expense                                        450           481
                                                         -------       -------

         Total expenses                                    1,848         1,907
                                                         -------       -------

Net loss                                                 $   (84)      $  (252)
                                                         =======       =======



Net loss allocated to general partners                   $    (8)      $   (25)
                                                         =======       =======

Net loss allocated to limited partners                   $   (76)      $  (227)
                                                         =======       =======


Net loss per Limited Partnership Unit                    $ (3.28)      $ (9.81)
                                                         =======       =======

Distributions per Limited Partnership Unit               $  2.16       $  2.16
                                                         =======       =======





                 See notes to consolidated financial statements.

                                     3 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

Consolidated Statement of Partners' Capital (Deficit) (Unaudited)

(In Thousands, Except Unit Data)

                                             Units of
                                             Limited               Limited                General
                                           Partnership            Partners'              Partners'                Total
                                             Interest              Capital                Deficit                Capital
                                         -----------------   --------------------  -----------------------  -------------------
Balance - January 1, 1997                     23,139                $ 5,938                 $(1,229)                $ 4,709

Net loss                                        --                      (76)                     (8)                    (84)
Distribution                                    --                      (50)                   --                       (50)
                                             -------                -------                 -------                 -------


Balance - March 31, 1997                      23,139                $ 5,812                 $(1,237)                $ 4,575
                                             =======                =======                 =======                 =======



                 See notes to consolidated financial statements.

                                     4 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1997



Consolidated Statements of Cash Flows  (Unaudited)
                                                        For the Three Months Ended
                                                           March 31,    March 31,
(In Thousands)                                               1997         1996
                                                            -------     -------
Cash Flows from Operating Activities:

Net loss                                                     $   (84)   $  (252)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                               426        429
Changes in assets and liabilities:
     Increase in other assets                                    (61)      (127)
     Increase in replacement reserve and escrow accounts        (202)      (191)
     Decrease in accounts payable                               (119)       (32)
     (Decrease) increase in tenant security deposits              (1)        13
     Increase in accrued expenses and other liabilities          116        108
                                                             -------    -------

Net cash provided by (used in) operating activities               75        (52)
                                                             -------    -------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                    (143)       (93)
     Deposits to reserve for replacement                         (60)      (311)
     Withdrawals from reserve for replacements                    78       --
                                                             -------    -------

Net cash used in investing activities                           (125)      (404)
                                                             -------    -------

Cash Flows from Financing Activities:

     Notes payable proceeds                                     --        2,700
     Principal payments on mortgage notes                        (56)    (1,487)
     Distributions paid to partners                              (50)       (50)
     Deferred financing costs paid                              --         (197)
                                                             -------    -------

Net cash (used in) provided by financing activities             (106)       966
                                                             -------    -------

Net (decrease) increase in cash and cash equivalents            (156)       510

Cash and cash equivalents, beginning of period                 1,348        908
                                                             -------    -------

Cash and cash equivalents, end of period                     $ 1,192    $ 1,418
                                                             =======    =======

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                  $   450    $   481
                                                             =======    =======




                 See notes to consolidated financial statements.

                                     5 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. Winthrop Management earned $86,000 and $82,000 for the three months ended March 31, 1997 and 1996, respectively.

     Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $46,000 and $40,000, respectively during the three months ended March 31, 1997 and 1996.

     During the quarter ended March 31, 1997 an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $275 per unit, approximately 21% of the total limited partnership units of the Partnership (4,867.34 units).




                                     6 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997


Item 2.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $50,000 to the holders of limited partnership units ($2.16 per unit) during the three months ended March 31, 1997.

The level of liquidity based on cash and cash equivalents experienced a $156,000 decrease at March 31, 1997 as compared to December 31, 1996. The decrease was due to $106,000 of net cash used in financing activities and $125,000 of net cash used in investing activities, which was partially offset by $75,000 of net cash provided by operating activities. Financing activities consisted of $56,000 of mortgage principal payments and $50,000 of distributions to limited partners. Investing activities consisted of $143,000 of improvements to real estate and $60,000 of deposits to replacement reserves, which was partially offset by $78,000 of withdrawals from replacement reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $143,000 Registrant spent on capital improvements during the three months ended March 31, 1997, was funded from operating cash and replacement reserves held by mortgage lenders. The Registrant anticipates it will spend approximately $621,000 for capital improvements during the balance of 1997. The Registrant expects to spend approximately $100,000 for exterior painting and $100,000 for interior replacement (kitchen cabinet and counter tops) at Meadow Wood Apartments, approximately $70,000 for electrical work at Stratford Place Apartments and $38,000 of interior replacements (kitchen tile and lighting) at Stratford Village Apartments.

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

                                     7 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

During the quarter ended March 31, 1997 an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $275 per unit, approximately 21% of the total limited partnership units of the Registrant (4,867.34 units).

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                  Average Occupancy
                                               -----------------------
                  Property                     1997               1996
------------------------------------           ----               ----
Meadow Wood Apartments                         91%                 84%
Stratford Place Apartments                     99%                 92%
Stratford Village Apartments                   86%                 90%
Sunflower Apartments                           94%                 88%


Registrant's net loss for the three months ended March 31, 1997, was $84,000, as compared to a net loss of $252,000 for the three months ended March 31, 1996.

Revenues for the three months ended March 31, 1997 increased by $109,000, as compared to the 1996 period, due to increases in rental revenue of $110,000 and other income of $1,000 which was partially offset by a decrease in interest income of $2,000. Rental revenue increased primarily because of increases in occupancy and rental rates. Occupancy increased at all the properties except for Stratford Village Apartments and rental rates increased at all the properties except Stratford Place Apartments. The occupancy decreased at Stratford Village Apartments due to construction of three new apartment complexes in the area with competitive rents.

Expenses decreased by $59,000 for the three months ended March 31, 1997, as compared to 1996, primarily due to decreases in general and administrative expenses of $47,000 and interest expense of $31,000, which was partially offset by increases to repairs and maintenance of $15,000. General and administrative expenses decreased primarily due to decreases in administrative and professional costs. Mortgage interest expense decreased because of decreases in interest rates on the loan encumbering Sunflower Apartments, and repairs and maintenance increased primarily due to an overall increase in maintenance payroll and concrete repairs.






                                     8 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.  Financial Data Schedule

          99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1997.






                                     9 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10 - QSB MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BY: WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP Managing General Partner





                                    BY:     /s/ Michael L. Ashner
                                            ----------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                    BY:     /s/ Edward V. Williams
                                            ----------------------------
                                            Edward V. Williams
                                            Chief Financial Officer




                                            Dated:  May 14, 1997







                                    10 of 12

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                 MARCH 31, 1997




Exhibit Index

      Exhibit                                                           Page No.
      -------                                                           --------

27.   Financial Data Schedule                                              -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                            14







                                    11 of 12