Form 10QSB
period 1997-06-30
WINTHROP GROWTH INVESTORS I LP
filed 1997-08-06
CIK 722565

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 2-84760

                Winthrop Growth Investors 1 Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                                 04-2839837
---------------------------------------    ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  One International Place, Boston, MA                     02110
---------------------------------------    ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code   (617) 330-8600
                                                     --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

                                    1 of 13

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)

                                                                June 30,          December 31,
Assets                                                            1997               1996
                                                               -----------        -----------
Investment in Real Estate
     Land                                                      $     4,015        $     4,015
     Buildings and improvements, net of accumulated
         depreciation of $20,735 (1997) and
         $19,942 (1996)                                             18,201             18,598
                                                               -----------        -----------
                                                                    22,216             22,613

Other assets:

Cash and cash equivalents                                            1,391              1,348
Deferred costs, net of accumulated amortization
    of $1,195 (1997) and $1,135 (1996)                               1,193              1,253
Replacement reserves and escrow accounts                             1,612              1,459
Other assets                                                           444                453
                                                               -----------        -----------
     Total assets                                              $    26,856        $    27,126
                                                               ===========        ===========

Liabilities and Partners' Capital

Mortgages payable                                              $    21,450        $    21,563
Accounts payable                                                        33                171
Tenant security deposits                                               161                169
Accrued expenses and other liabilities                                 717                514
                                                               -----------        -----------
     Total liabilities                                              22,361             22,417
                                                               -----------        -----------
Partners' capital (deficit):
     Limited partners' capital; 50,005 units authorized,
         23,139 issued and outstanding                               5,735              5,938
     General partners' deficit                                      (1,240)            (1,229)
                                                               -----------        -----------

     Total partners' capital                                         4,495              4,709
                                                               -----------        -----------
     Total liabilities and partners' capital                   $    26,856        $    27,126
                                                               ===========        ===========

                See notes to consolidated financial statements.

                                    2 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)                    For the Six Months Ended
                                                June 30, 1997      June 30, 1996
                                                -------------      -------------
Income:
     Rental                                      $     3,348        $     3,175
     Interest on short-term investments                   31                 36
     Other                                               147                147
                                                 -----------        -----------
         Total income                                  3,526              3,358
                                                 -----------        -----------
Expenses:
     Leasing                                             104                105
     General and administrative                          250                337
     Management fees                                     171                164
     Utilities                                           346                345
     Repairs and maintenance                             578                643
     Insurance                                           127                133
     Taxes                                               312                330
     Depreciation                                        793                785
     Amortization                                         60                 45
     Interest expense                                    899                958
                                                 -----------        -----------
         Total expenses                                3,640              3,845
                                                 -----------        -----------
Net loss                                         $      (114)       $      (487)
                                                 ===========        ===========
Net loss allocated to general partners           $       (11)       $       (49)
                                                 ===========        ===========
Net loss allocated to limited partners           $      (103)       $      (438)
                                                 ===========        ===========
Net loss per Limited Partnership Unit            $     (4.45)       $    (18.93)
                                                 ===========        ===========
Distributions per Limited Partnership Unit       $      4.32        $      4.32
                                                 ===========        ===========

                See notes to consolidated financial statements.

                                    3 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)                   For the Three Months Ended
                                                June 30, 1997      June 30, 1996
                                                -------------      -------------
Income:
     Rental                                      $     1,669        $     1,606
     Interest on short-term investments                   16                 19
     Other                                                77                 78
                                                 -----------        -----------
         Total Income                                  1,762              1,703
                                                 -----------        -----------

Expenses:

     Leasing                                              46                 63
     General and administrative                           96                136
     Management fees                                      85                 82
     Utilities                                           170                172
     Repairs and maintenance                             297                377
     Insurance                                            65                 65
     Taxes                                               157                165
     Depreciation                                        397                392
     Amortization                                         30                  9
     Interest expense                                    449                478
                                                 -----------        -----------
         Total expenses                                1,792              1,939
                                                 -----------        -----------
Net loss                                         $       (30)       $      (236)
                                                 ===========        ===========
Net loss allocated to general partners           $        (3)       $       (24)
                                                 ===========        ===========
Net loss allocated to limited partners           $       (27)       $      (212)
                                                 ===========        ===========
Net loss per Limited Partnership Unit            $     (1.17)       $     (9.16)
                                                 ===========        ===========
Distributions per Limited Partnership Unit       $      2.16        $      2.16
                                                 ===========        ===========

                See notes to consolidated financial statements.

                                    4 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

Consolidated Statement of Partners' Capital (Deficit) (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of
                                   Limited             Limited              General
                                 Partnership          Partners'            Partners'             Total
                                   Interest            Capital              Deficit             Capital
                                -------------       -------------        -------------        -------------
Balance - January 1, 1997              23,139       $       5,938        $      (1,229)       $       4,709

Net loss                                   --                (103)                 (11)                (114)
Distributions                              --                (100)                  --                 (100)
                                -------------       -------------        -------------        -------------

Balance - June 30, 1997                23,139       $       5,735        $      (1,240)       $       4,495
                                =============       =============        =============        =============

                See notes to consolidated financial statements.

                                    5 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Cash Flows  (Unaudited)

                                                                 For the Six Months Ended
(In Thousands)                                               June 30, 1997      June 30, 1996
                                                             -------------      -------------
Cash Flows from Operating Activities:

Net loss                                                      $      (114)       $      (487)
Adjustments to reconcile net loss to net cash
 provided by operating activities:

     Depreciation and amortization                                    853                830
Changes in assets and liabilities:
     Decrease in other assets                                           9                240
     Increase in escrow accounts                                     (350)              (379)
     (Decrease) increase in accounts payable                         (138)                42
     (Decrease) increase in tenant security deposits                   (8)                10
     Increase in accrued expenses and other liabilities               203                153
                                                              -----------        -----------

Net cash provided by operating activities                             455                409
                                                              -----------        -----------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                         (396)              (166)
     Deposits to reserve for replacements                            (128)              (621)
     Withdrawals from reserve for replacements                        325                 --
                                                              -----------        -----------

Net cash used in investing activities                                (199)              (787)
                                                              -----------        -----------

Cash Flows from Financing Activities:

     Satisfaction of mortgages payable                                 --            (10,198)
     Notes payable proceeds                                            --             12,200
     Principal payments on mortgage notes                            (113)              (257)
     Distributions paid to partners                                  (100)              (100)
     Deferred financing costs paid                                     --               (532)
                                                              -----------        -----------

Net cash (used in) provided by financing activities                  (213)             1,113
                                                              -----------        -----------


Net increase in cash and cash equivalents                              43                735

Cash and cash equivalents, beginning of period                      1,348                908
                                                              -----------        -----------

Cash and cash equivalents, end of period                      $     1,391        $     1,643
                                                              ===========        ===========

Supplemental Disclosure of Cash Flow Information -

     Cash paid for interest                                   $       899        $       958
                                                              ===========        ===========

                See notes to consolidated financial statements.

                                    6 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the six and three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. Winthrop Management earned $171,000 and $164,000 for the six months ended June 30, 1997 and 1996, respectively.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $46,000 and $60,000 during the six months ended June 30, 1997 and 1996, respectively.

         On February 6, 1997, an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $275 per unit, approximately 21% of the total limited partnership units of the Partnership (4,867.34 units).

                                    7 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $100,000 to the holders of limited partnership units ($4.32 per unit) during the six months ended June 30, 1997.

The level of liquidity based on cash and cash equivalents experienced a $43,000 increase at June 30, 1997, as compared to December 31, 1996. The increase was due to $455,000 of net cash provided by operating activities which was partially offset by $213,000 of cash used in financing activities and $199,000 of net cash used in investing activities. Financing activities consisted of $113,000 of mortgage principal payments and $100,000 of distributions to limited partners. Investing activities consisted of $396,000 of improvements to real estate and $128,000 of deposits to replacement reserves, which were offset by $325,000 of withdrawals from replacement reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $396,000 Registrant spent on capital improvements during the six months ended June 30, 1997 was funded from operating cash and replacement reserves held by mortgage lenders. The Registrant anticipates it will spend approximately $312,000 for capital improvements during the balance of 1997. The Registrant expects to spend approximately $25,000 for structural improvements (decks, stairways and breezeway) and $50,000 for interior replacement (kitchen cabinet and counter tops) at Meadow Wood Apartments, approximately $70,000 for electrical work and $40,000 for improvements to the laundry rooms at Stratford Place Apartments and $20,000 for interior replacements (kitchen tile and lighting) at Stratford Village Apartments.

The Registrant invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and maintain quarterly distribution levels until the mortgages mature. The Registrant has a balloon payment of approximately $4,000,000 in 2000 and a balloon payment of approximately $8,000,000 in 2006. The Registrant will either have to extend or refinance these mortgages, or sell a property, prior to the due date of these balloon payments.

                                    8 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (continued)

On February 6, 1997, an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $275 per unit, approximately 21% of the total limited partnership units of the Registrant (4,867.34 units).

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                       Average Occupancy

         Property                                 1997                   1996
----------------------------                      ----                   ----

Meadow Wood Apartments                             89%                    86%
Stratford Place Apartments                         98%                    95%
Stratford Village Apartments                       86%                    88%
Sunflower Apartments                               95%                    91%


Registrants net loss for the six months ended June 30, 1997, was approximately $114,000, as compared to a net loss of approximately $487,000 for the six months ended June 30, 1996. Net loss for the three months ended June 30, 1997, was approximately $30,000, as compared to a net loss of approximately $236,000 for the three months ended June 30, 1996.

Revenues for the six months ended June 30, 1997 increased by $168,000, as compared to the 1996 comparable period, due to increases in rental revenue of $173,000 which was partially offset by a decrease in interest income of $5,000. Rental revenue increased primarily because of increases in occupancy at all the properties other than Stratford Village and increases in rental rates at all the properties except Stratford Place Apartments. The occupancy decreased at Stratford Village Apartments due to construction of three new apartment complexes in the area with competitive rents.


Expenses decreased by $205,000 for the six months ended June 30, 1997, as compared to 1996, primarily due to decreases in general and administrative expenses of $87,000, repairs and maintenance of $65,000 and interest expense of $59,000. General and administrative expenses decreased primarily due to decreases in administrative and professional costs. Mortgage interest expense decreased due to principal amortization and reduction in interest rates on the mortgage refinancings of Sunflower Apartments in January 1996 and Stratford Place Apartments in May 1996. Repairs and maintenance decreased primarily due to an overall increase in capital improvements being done on the properties.

                                    9 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                    10 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BY:  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                Managing General Partner

                                BY:  /s/ Michael L. Ashner
                                     ------------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director

                                BY:  /s/ Edward V. Williams
                                     ------------------------------------
                                     Edward V. Williams
                                     Chief Financial Officer

Dated: August 6, 1997

                                    11 of 13

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                 JUNE 30, 1997

Exhibit Index

      Exhibit                                                         Page No.

27.   Financial Data Schedule                                              --

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                            13


                                    12 of 13