Form 10QSB
period 1997-09-30
WINTHROP GROWTH INVESTORS I LP
filed 1997-11-14
CIK 722565

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

        Massachusetts                                    04-2839837
 (State or other jurisdiction of             I.R.S. Employer Identification No.)
  incorporation or organization)

                  Five Cambridge Center, Boston, MA 02142-1493
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                       -----       -----

                                     1 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)

                                                        September 30,    December 31,
Assets                                                      1997            1996
                                                        ------------     ------------
Investment in Real Estate
  Land                                                  $      4,015     $      4,015
  Buildings and improvements, net of accumulated
    depreciation of $21,213 (1997) and $19,942 (1996)         17,952           18,598
                                                        ------------     ------------
                                                              21,967           22,613
Other assets:

Cash and cash equivalents                                      1,276            1,348
Deferred costs, net of accumulated amortization
    of $1,217 (1997) and $1,135 (1996)                         1,171            1,253
Replacement reserves and escrow accounts                       1,780            1,459
Other assets                                                     424              453
                                                        ------------     ------------

  Total assets                                          $     26,618     $     27,126
                                                        ============     ============
Liabilities and Partners' Capital

Mortgages payable                                       $     21,391     $     21,563
Tenant security deposits                                         158              169
Accrued expenses and other liabilities                           853              685
                                                        ------------     ------------
 Total liabilities                                            22,402           22,417
                                                        ------------     ------------
Partners' capital (deficit):
 Limited partners' capital; 50,005 units authorized,
     23,139 issued and outstanding                             5,479            5,938
 General partners' deficit                                    (1,263)          (1,229)
                                                        ------------     ------------
 Total partners' capital                                       4,216            4,709
                                                        ------------     ------------
 Total liabilities and partners' capital                $     26,618     $     27,126
                                                        ============     ============

                See notes to consolidated financial statements.

                                    2 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)

                                                   For the Nine Months Ended
                                                 September 30,    September 30,
                                                     1997              1996
                                                 -------------    -------------

Income:

 Rental                                          $      4,993     $       4,837
 Interest on short-term investments                        45                56
 Other                                                    232               221
                                                 -------------    -------------
    Total income                                        5,270             5,114
                                                 -------------    -------------

Expenses:

 Leasing                                                  163               173
 General and administrative                               376               494
 Management fees                                          256               249
 Utilities                                                520               511
 Repairs and maintenance                                  942             1,031
 Insurance                                                192               202
 Taxes                                                    465               481
 Depreciation                                           1,271             1,178
 Amortization                                              82                68
 Interest expense                                       1,346             1,421
                                                 -------------    -------------
    Total expenses                                      5,613             5,808
                                                 -------------    -------------
Net loss                                         $       (343)    $        (694)
                                                 =============    =============
Net loss allocated to general partners           $        (34)    $         (69)
                                                 =============    =============
Net loss allocated to limited partners           $       (309)    $        (625)
                                                 =============    =============
Net loss per Limited Partnership Unit            $     (13.35)    $      (27.01)
                                                 =============    =============
Distributions per Limited Partnership Uni        $        6.48    $        6.48
                                                 =============    =============


                See notes to consolidated financial statements.

                                    3 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)

                                                   For the Nine Months Ended
                                                 September 30,    September 30,
                                                     1997              1996
                                                -------------    -------------

Income:

 Rental                                         $       1,645    $        1,662
 Interest on short-term investments                        14                20
 Other                                                     85                74
                                                 -------------    -------------
    Total Income                                        1,744             1,756

Expenses:
 Leasing                                                   59                68
 General and administrative                               126               157
 Management fees                                           85                85
 Utilities                                                174               166
 Repairs and maintenance                                  364               388
 Insurance                                                 65                69
 Taxes                                                    153               151
 Depreciation                                             478               393
 Amortization                                              22                23
 Interest expense                                         447               463
                                                 -------------    -------------
  Total expenses                                        1,973             1,963
                                                 =============    =============
Net loss                                         $       (229)    $        (207)
                                                 =============    =============
Net loss allocated to general partners           $        (23)    $         (21)
                                                 =============    =============
Net loss allocated to limited partners           $       (206)    $        (186)
                                                 =============    =============
Net loss per Limited Partnership Unit            $      (8.90)    $       (8.04)
                                                 =============    =============
Distributions per Limited Partnership Uni        $       2.16     $        2.16
                                                 =============    =============

                See notes to consolidated financial statements.

                                    4 of 14

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

Consolidated Statement of Partners' Capital (Deficit) (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of
                                    Limited     Limited     General
                                  Partnership   Partners'   Partners'    Total
                                    Interest     Capital     Deficit    Capital
                                  -----------   ---------   ---------   -------
Balance - January 1, 1997           23,139      $  5,938    $ (1,229)    4,709

Net loss                                 -          (309)        (34)     (343)
Distributions                            -          (150)                 (150)
                                  -----------   ---------   ---------   -------

Balance - September 30, 1997        23,139      $  5,479    $ (1,263)    4,216
                                  ===========   =========   =========   ========



                See notes to consolidated financial statements.

                                    5 of 14



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1997

Consolidated Statements of Cash Flows  (Unaudited)

                                                         For the Nine Months Ended
                                                      September 30,      September 30,
(In Thousands)                                            1997               1996
                                                      -------------      -------------

Cash Flows from Operating Activities:

Net loss                                                       (343)     $        (694)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization                                1,353              1,246
Changes in assets and liabilities:
 Decrease (increase) in other assets                             29                (15)
 Increase in escrow accounts                                   (507)              (353)
 Decrease in accounts payable                                  (163)                (1)
 (Decrease) increase in tenant security deposits                (11)                 9
 Increase in accrued expenses and other liabilities             331                243
                                                      -------------      -------------
Net cash provided by operating activities                       689                435

Cash Flows from Investing Activities:

 Additions to buildings and improvements                       (625)              (353)
 Deposits to reserve for replacements                          (181)              (675)
 Withdrawals from reserve for replacements                      367                  -
                                                      -------------      -------------
Net cash used in investing activities                          (439)            (1,028)
                                                      -------------      -------------
Cash Flows from Financing Activities:

 Satisfaction of mortgages payable                                -            (10,198)
 Notes payable proceeds                                           -             12,200
 Principal payments on mortgage notes                          (172)              (302)
 Distributions paid to partners                                (150)              (150)
 Deferred financing costs paid                                    -               (346)
                                                      -------------      -------------
Net cash (used in) provided by financing                       (322)             1,204
                                                      -------------      -------------
Net (decrease) increase in cash and cash equivalents            (72)               611
                                                      -------------      -------------
Cash and cash equivalents, beginning of period                1,348                908
                                                      -------------      -------------
Cash and cash equivalents, end of period              $       1,276      $       1,519
                                                      =============      =============


Supplemental Disclosure of Cash Flow
 Information -
    Cash paid for interest                            $       1,346      $       1,427
                                                      =============      =============


                See notes to consolidated financial statements.

                                    6 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended
         December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the nine and three months ended
         September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. Winthrop Management earned $256,000 and $249,000 for the nine months ended September 30, 1997 and 1996, respectively.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $79,000 during the nine months ended September 30, 1997 and 1996, respectively.

                                     7 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis or Plan of Operation

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants pursuant to leases with original terms ranging from three to fourteen months. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary sources of liquidity. For the long term, cash from operations is expected to remain the Registrant's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold). The Registrant distributed $150,000 to the holders of limited partnership units ($6.48 per unit) during the nine months ended September 30, 1997.

The level of liquidity based on cash and cash equivalents experienced a $72,000 decrease at September 30, 1997, as compared to December 31, 1996. The decrease was due to $689,000 of net cash provided by operating activities being offset by $439,000 of net cash used in investing activities and $322,000 of cash used in financing activities. Investing activities consisted of $625,000 of improvements to real estate and $181,000 of deposits to replacement reserves, which were offset by $367,000 of withdrawals from replacement reserves. Financing activities consisted of $172,000 of mortgage principal payments and $150,000 of distributions to limited partners. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Registrant continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $625,000 that the Registrant spent on capital improvements during the nine months ended September
30, 1997 was funded from operating cash and replacement reserves held by mortgage lenders. The $625,000 of improvements included electrical improvements, kitchen cabinets and counter tops, and interior improvements at Stratford Place
Apartments; appliance replacements, structural improvements and kitchen cabinets at Meadow Wood Apartments; and appliance replacements and common area improvements at Sunflower Apartments. The Registrant anticipates it will spend approximately $454,000 for capital improvements during the balance of 1997. The
Registrant expects to spend approximately $162,000 for structural improvements
(decks, stairways and breezeway), $25,000 for interior replacement (kitchen cabinet and counter tops) and $150,000 for exterior painting at Meadow Wood
Apartments; approximately $63,000 for electrical work, $5,000 for improvements to the laundry rooms, $13,000 for plumbing repairs and $13,000 for structural improvements at Stratford Place Apartments; and $10,000 for interior replacements (kitchen tile and lighting) at Stratford Village Apartments.

                                     8 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

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

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                     Average Occupancy
                                               ----------------------------
         Property                              1997                    1996
---------------------------                    ----                    ----
Meadow Wood Apartments                          87%                     87%
Stratford Place Apartments                      97%                     94%
Stratford Village Apartments                    87%                     89%
Sunflower Apartments                            95%                     92%

The Registrant's net loss for the nine months ended September 30, 1997, was approximately $343,000, as compared to a net loss of approximately $694,000 for the nine months ended September 30, 1996. Net loss for the three months ended
September 30, 1997, was approximately $229,000, as compared to a net loss of approximately $207,000 for the three months ended September 30, 1996.

Revenues for the nine months ended September 30, 1997 increased by $156,000, as compared to the 1996 comparable period, primarily due to increases in rental revenue of $156,000. Rental revenue increased primarily due to increases in occupancy at Stratford Place and Sunflower Apartments and increases in rental rates at all the properties except Stratford Place Apartments. Occupancy declined at Stratford Village Apartments due to construction of three new apartment complexes in the area with competitive rents.

                                     9 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (continued)

Expenses decreased by $195,000 for the nine months ended September 30, 1997, as compared to 1996, primarily due to decreases in general and administrative expenses of $118,000, repairs and maintenance of $89,000 and interest expense of $75,000. General and administrative expenses decreased primarily due to decreases in administrative and professional costs. Mortgage interest expense decreased due to principal amortization and reduction in interest rates on the mortgage refinancings of Sunflower Apartments in January 1996 and Stratford
Place Apartments in May 1996. Repairs and maintenance decreased primarily due to an overall increase in capital improvements being done on the properties.

                                    10 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

Part II

Item 5.  Other Information

         On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock, of First Winthrop Corporation, the sole shareholder of the Registrant's General Partner. In connection with this acquisition a nominee of Insignia was elected as a director of the General Partner and has been appointed to the board of directors of the General Partner. The nominee has the authority to appoint members to a newly created residential committee. This committee is generally authorized to act on behalf of the General
         Partner in managing the business activities of the Registrant. On
         October 28, 1997, the partnership terminated Winthrop Management as the managing agent at its properties and appointed an affiliate of Insignia to assume management of the properties. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Registrant.

         An affiliate of the Managing General Partner has entered into an agreement to sell all of its limited partnership units to IPTI, LLC, an affiliate of Insignia. The transfer of these units is not expected to take place until April, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                    11 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

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

                                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                By:     Two Winthrop Properties, Inc.
                                         Managing General Partner

                                BY:     /s/ Michael L. Ashner
                                   ----------------------------------
                                   Michael L. Ashner
                                   Chief Executive Officer and Director

                                BY:     /s/ Edward V. Williams
                                   ----------------------------------
                                   Edward V. Williams
                                   Chief Financial Officer

Dated: November 12, 1997

                                    12 of 14


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1997

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

