Form 10KSB40
period 1997-12-31
WINTHROP GROWTH INVESTORS I LP
filed 1998-03-31
CIK 722565

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                                         Commission File
For the fiscal year ended December 31, 1997              Number  2-84760
                          -----------------                     --------

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                    04-2839837
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or  organization)                      Identification  No.)

5 Cambridge Center, Cambridge, Massachusetts                    02142
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (617) 234-3000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $7,161,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business.

         Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning and leasing income-producing residential, commercial and industrial properties. The General Partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the shareholders of which are Winthrop Financial Associates, A Limited Partnership ("WFA"), and Insignia Financial Group, Inc. ("Insignia"). See "Change in Control."

         The Partnership was initially capitalized with contributions of $1,000 from each of the General Partners and $5,000 from the Initial Limited Partner. On June 24, 1983, the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of units of limited partnership interest ("Units") in the Partnership. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000) was declared effective on May 11, 1984. The offering terminated in February 1985, at which time Limited Partners had subscribed for 23,144 Units, representing capital contributions from Limited Partners of $23,144,000. An additional five Units were held by WFC Realty Co., Inc., a subsidiary of WFA ("WFC Realty"), such that there were 23,149 Units issued and outstanding. These five units were subsequently purchased by LON-WGI Associates LLC, an affiliate of First Winthrop, during the first quarter of 1997 for $275 per Unit. See "Tender Offer" below. Ten Units have been abandoned by their holders since the Partnership's inception which results in only 23,139 outstanding Units.

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

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner and agents retained by the

Managing General Partner. Until October 28, 1997, property management services were performed at the Partnership's properties by Winthrop Management, an affiliate of the Managing General Partner. Since October 28, 1997, Insignia Management, L.P., an affiliate of the Managing General Partner, has been providing such property management services.

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

Change in Control

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 28, 1997, the sole, and is currently the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner.

         On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to the Managing General Partner's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Registrant. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Registrant. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Residential Committee of the Managing General Partner.

Tender Offer

         On February 6, 1997, LON-WGI Associates L.L.C. ("LON-WGI") commenced an offer to purchase up to 11,000 units of limited partnership interest in the Partnership (the "Offer") for $275 per unit, which units represent approximately 47.5% of the total outstanding units in the Partnership. The members of LON-WGI and the Managing General Partner are affiliates. As a result of this affiliation, the Partnership remained neutral as to whether the Limited Partners should tender their units pursuant to the Offer. Based on filings with the Securities and Exchange Commission, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. On October 28, 1997, LON-WGI entered into an agreement to sell its units to Insignia. It is expected that the transfer of these units will be consummated, if at all, in April 1998. As a result of its ownership of 4,797.34 limited partnership units, LON-WGI or Insignia, as the case may be, could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, LON-WGI or Insignia, as the case may be, would in all likelihood vote such Units in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 2.  Description of Properties.

         The following tables set forth the location, acquisition date and number of units for the Registrant's properties:


                                                                      Acquisition
                Property Name             Location                       Date               Units
                -------------             --------                       ----               -----


Sunflower Apartments                    Dallas, TX                      August, 1984               248

Meadow Wood Apartments                  Jacksonville, FL                December, 1984             356

Stratford Place                         Gaithersburg, MD                December, 1985             350
 Apartments


Stratford Village                       Montgomery, AL                  February, 1986             224

         The following table sets forth the average occupancies and rental rates per unit for the Partnership's properties for the years ended December 31, 1997 and 1996:

                                             1997               1996
                                             ----               ----

Sunflower
         Average Annual Rent              $  5,317          $  5,172
         Average Occupancy                      95.7%             93.2%

Meadow Wood
         Average Annual Rent              $  6,119          $  5,823
         Average Occupancy                      85.8%             87.7%

Stratford Place
         Average Annual Rent              $  7,311          $  7,726
         Average Occupancy                      96.5%             95.2%

Stratford Village
         Average Annual Rent              $  6,801          $  6,650
         Average Occupancy                      89.6%             90.3%

         Sunflower Apartments. Sunflower Apartments is a 248 unit garden apartment complex, located in Dallas, Texas approximately eight miles northeast of the central business district. On January 25, 1996, the Partnership refinanced the existing loan encumbering Sunflower Apartments. The new loan is in the original principal amount of $2,700,000, bears interest at a rate of 7.46% per annum and matures on February 11, 2026. The monthly principal and interest payments under this loan are $18,804.89. The mortgage can be prepaid at any time on or after 2006 upon payment of a prepayment penalty which is reduced from 2006 to 2026. The principal balance, as of December 31, 1997, was $2,652,538. See Item 7, "Financial Statements, Note C" for additional information relating to this loan.

         During 1997, the Partnership completed $299,000 of capital improvements at the property, consisting primarily of exterior painting, landscaping and asphalt repairs and appliances. These improvements were funded from the Partnership's reserves and operating cash flow. Capital improvements planned for 1998 consist of appliances, carpeting, building improvements and sewer replacements. These improvements are expected to cost approximately $269,000, which amount will be funded from operating cash flow and Partnership reserves.

         The Managing General Partner believes that the Dallas residential rental market where Sunflower is located has been competitive but is stable.

         Meadow Wood Apartments. Meadow Wood Apartments is a 356 unit garden apartment complex located in Jacksonville, Florida. Meadow Wood Apartments is encumbered by a mortgage loan in the original principal amount of $4,300,000, which loan bears interest at 10% per annum and requires monthly payments of principal and interest of $36,966. The balance of the loan at December 31, 1997 was $4,163,014. The loan matures on December 1, 2000 at which time the remaining principal balance is scheduled to be $4,071,038.

         In 1997, the Partnership expended $263,000 on capital improvements, consisting primarily of carpet and kitchen cabinet replacements and structural improvements. These improvements were funded primarily from cash flow. Capital improvements costing approximately $792,000 are planned for 1998, including parking lot repairs, appliances, carpeting, building improvements and sewer replacement. These improvements will be funded from cash flow and, if necessary, from Partnership reserves.

         Stratford Place Apartments. Stratford Place Apartments is a 350 unit garden apartment complex located in Gaithersburg, Maryland. In May 1996, the first mortgage loan encumbering Stratford Place matured. The Partnership refinanced this loan in June 1996 with a new loan in the principal amount of $9,500,000. The new loan which is documented on standard FNMA loan forms bears interest at a 8.23% per annum, requires monthly principal and interest payments of approximately $75,000 and matures in July 2006 with a balloon payment of approximately $8,000,000. The balance of the loan at December 31, 1997 was $9,327,251. In connection with this loan, the lender required that approximately $219,000 of the loan proceeds be set aside for capital improvements. In addition, the Partnership is required to make monthly payments of $7,000 to a replacement reserve. The loan can be prepaid with a premium.

         In 1997, the Partnership spent $259,000 on capital improvements, which consisted primarily of mechanical systems replacement, landscaping and asphalt repairs, and interior replacement of kitchen cabinets and countertops. These capital improvements were funded from cash flow and the capital improvements escrow established pursuant to the terms of the new loan. Capital improvements of $384,000 are expected to be made during 1998 consisting of building improvements and carpeting. It is expected that these capital improvements will be funded from the capital improvements escrow.

         In the opinion of the Managing General Partner, the Gaithersburg, Maryland rental apartment market is currently stable.

         Stratford Village. Stratford Village Apartments, is a 224 unit garden apartment complex located in Montgomery, Alabama. Stratford Village is encumbered by a first mortgage securing a loan with a principal balance, as of December 31, 1997, of $5,188,674. The original principal amount of this loan was $5,244,000. This loan bears interest at an annual rate of 7.72% and matures on November 1, 2024. Monthly debt service payments are $38,194.

         In 1997, the Partnership spent $99,000 on capital improvements, primarily for carpet replacement, landscaping, asphalt repairs and interior replacements. These improvements were funded from cash flow. The Partnership has budgeted capital improvements of approximately $242,000 for 1998, including carpeting and building improvements. It is expected that these capital improvements will be funded from cash flow.

         The Managing General Partner believes that the Montgomery, Alabama rental apartment market is currently strong.

         The Partnership maintains property and liability insurance on its properties and believes such coverage to be adequate.

         For the year ended December 31, 1997, rental revenues from Sunflower Apartments, Meadow Wood Apartments, Stratford Place Apartments and Stratford Village represented 18.5%, 26.8%, 35.9%, and 18.8%, respectively, of the total rental revenues of the Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997:

                         Gross
                       Carrying     Accumulated                      Federal
Property                 Value     Depreciation    Rate    Method   Tax Basis
--------                 -----     ------------    ----    ------   ---------

Sunflower             $ 8,694,580   $ 5,568,495   5-25 yrs. S/L    $ 3,825,000
Meadow Wood            11,406,876     5,500,671   5-25 yrs. S/L      3,873,000
Stratford Place        14,620,774     6,446,199   5-25 yrs. S/L      6,051,000
Stratford Village       8,752,250     4,133,870   5-25 yrs. S/L      3,249,000

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1997:

Property                            Tax Rate              Taxes Paid
--------                            --------              ----------

Sunflower                            2.66%                 $114,026
Meadow Wood                          2.06%                  150,974
Stratford Place                      3.39%                  212,486
Stratford Village                    3.45%                   57,694


Item 3.  Legal Proceedings.

     The Partnership is unaware of any pending and outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding routine litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.     Market Price of and Dividends on the Registrant's
            Common Equity and Related Stockholder Matters.

         The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions. See Item 1, "Description of Business - Tender Offer" for information relating to the tender offer for Units made by an affiliate of the Managing General Partner

         As of March 1, 1998, there were 1,032 holders of Units holding 23,139 units.

         The Partnership Agreement requires that any "Cash Available for Distribution" (defined under the Partnership Agreement as Cash Flow less any amounts set aside from Cash Flow for the restoration or creation of reserves) be distributed quarterly to the Partners in specified proportions and priorities. During the years ended December 31, 1997 and 1996, the Partnership made cash distributions with respect to the Units to holders thereof in the aggregate amounts of $200,000for both years.

         See Item 6, "Management's Discussion and Analysis or Plan of Operations" for a discussion of the Partnership's ability to make distributions.

Item 6.    Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was approximately $291,000, versus approximately $847,000, for the year ended December 31, 1996. This decrease in net loss for the year ended December 31, 1997, is primarily attributable to an increase in rental income and decreases in operating and interest expenses. The increase in rental income is primarily due to an overall increase in rental rates at the Partnership's properties. Rental rates increased at all of the Partnership's properties, except for Stratford Place Apartments. The decline in rental rates at Stratford Place Apartments was offset by an increase in occupancy. Occupancy also increased at Sunflower Apartments, while Meadow Wood experienced a decrease in occupancy. Occupancy at Stratford Village has stabilized despite new construction of apartments in the area. The decrease in operating expense is primarily attributable to a decrease in repairs and maintenance, particularly at the Partnership's Meadow Wood property. The decrease in interest expense is primarily due to the refinancing of the mortgage encumbering the Stratford Place property at a lower interest rate, as well as, amortization of principal balances. The Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. General and administrative expenses remained relatively constant.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,508,000, as compared to approximately $1,348,000, at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $160,000, as compared to approximately $440,000, for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to an increase in rental income and decreases in operating and interest expenses, as discussed above. This increase was partially offset by an increase in cash used for escrows, accounts payable and other liabilities due to the timing of payments. Net cash used in investing activities declined, as the restricted escrows required in connection with the 1996 refinancings more than offset the increase in property improvements and replacements. Net cash provided by financing activities declined due to the net proceeds received from the two 1996 refinancings. Cash distributions to partners remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $21,331,000 is being

Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)



amortized over varying periods with balloon payments due at maturity of approximately $4,000,000, in 2000, and $8,000,000, in 2006, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, refinancings and each of the availability of cash reserves. Cash distributions of $200,000 were paid to the limited partners during each of the years ended December 31, 1997 and 1996.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.  Financial Statements


WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital - Years ended December
  31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

                          Independent Auditors' Report




The Partners
Winthrop Growth Investors I Limited Partnership
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors I Limited Partnership and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors I Limited Partnership and its subsidiaries as of December 31, 1997, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   /s/IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, New York
February 16, 1998

                 WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1997


Assets
      Cash and cash equivalents                                   $  1,508
      Replacement reserves and escrow accounts                       1,496
      Other assets                                                   1,458
      Investment properties:
         Land                                         4,015
         Buildings and related personal property     39,459
                                                     ------
                                                     43,474
         Less accumulated depreciation              (21,649)        21,825
                                                    -------       --------

                                                                  $ 26,287
                                                                  ========
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                             $    149
     Tenant security deposit liabilities                               147
     Other liabilities                                                 442
     Mortgage notes payable                                         21,331

Partners' Capital
     General partners                                (1,258)
     Limited partners (23,139 units
         issued and outstanding)                      5,476          4,218
                                                      -----       --------
                                                                  $ 26,287
                                                                  ========


           See Accompanying Notes to Consolidated Financial Statements

                 WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,
                                                  1997                 1996
                                                  ----                 ----
Revenues:
     Rental income                             $  6,786             $  6,515
     Other income                                   375                  422
                                               --------             --------
         Total revenues                           7,161                6,937
                                               --------             --------

Expenses:
     Operating                                    3,162                3,517
     General and administrative                     125                  117
     Depreciation and amortization                1,755                1,649
     Interest                                     1,885                1,939
     Property taxes                                 525                  562
                                               --------             --------
         Total expenses                           7,452                7,784
                                               --------             --------

         Net loss                              $   (291)            $   (847)
                                               ========             ========
Net loss allocated to general
     partners (10%)                            $    (29)            $    (85)
Net loss allocated to limited
     partners (90%)                                (262)                (762)
                                               --------             --------
                                               $   (291)            $   (847)
                                               ========             ========
Net loss per limited partnership unit          $ (11.32)            $ (32.93)
                                               ========             ========


           See Accompanying Notes to Consolidated Financial Statements

                 WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                      (in thousands, except for unit data)





                                   Limited
                                  Partnership  General      Limited
                                    Units     Partners     Partners    Total
                                    -----     --------     --------    -----

Original capital contributions      23,149    $ 2,000       $23,149   $25,149
                                    ======     ======       =======   =======

Partners' (deficit) capital at
     December 31, 1995              23,139    $(1,144)      $ 6,900   $ 5,756

Net loss for the year
     ended December 31, 1996          --          (85)         (762)     (847)

Distributions to Partners             --          --           (200)     (200)
                                    ------     ------       -------   -------
Partners' (deficit) capital at
   December 31, 1996                23,139     (1,229)        5,938     4,709

Net loss for the year
     ended December 31, 1997          --          (29)         (262)     (291)

Distributions to Partners             --          --           (200)     (200)
                                    ------     ------       -------   -------
Partners' (deficit) capital at
   December 31, 1997                23,139    $(1,258)      $ 5,476   $ 4,218
                                    ======     ======       =======   =======


         See Accompanying Notes to Consolidated Financial Statements

                 WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)







                                                        Years Ended December 31,
                                                              1997        1996
                                                              ----        ----
Cash flows from operating activities:
     Net loss                                               $  (291)   $  (847)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation                                         1,707      1,587
         Amortization                                           101        124
         Changes in accounts:
           Escrows                                             (136)       (72)
           Other assets                                         147         56
           Accounts payable                                     (22)        69
           Tenant security deposit liabilities                  (22)         7
           Other liabilities                                    (72)       132
                                                            -------    -------
              Net cash provided by operating activities       1,412      1,056
                                                            -------    -------

Cash flows from investing activities:
     Property improvements and replacements                    (919)      (781)
     Net withdrawals from (deposits to) restricted escrows       99       (758)
                                                            -------    -------
              Net cash used in investing activities            (820)    (1,539)
                                                            -------    -------

Cash flows from financing activities:
     Repayment of mortgage notes payable                        --     (10,361)
     Payments on mortgage notes payable                        (232)      (357)
     Notes payable proceeds                                     --      12,200
     Distributions to partners                                 (200)      (200)
     Deferred financing costs                                   --        (359)
                                                            -------    -------
              Net cash (used in) provided by financing
                   activities                                  (432)       923
                                                            -------    -------

Net increase in cash and cash equivalents                       160        440

Cash and cash equivalents at beginning of period              1,348        908
                                                            -------    -------


Cash and cash equivalents at end of period                  $ 1,508    $ 1,348
                                                            =======    =======
Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $ 1,820    $ 1,899
                                                            =======    =======



           See Accompanying Notes to Consolidated Financial Statements

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

Note A - Organization and Summary of Significant Accounting Policies

Organization: Winthrop Growth Investors 1 Limited Partnership (the "Partnership") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income producing residential, commercial and industrial real properties.

The Partnership, via its controlling interest in three partnerships and a trust, is the owner of four residential apartment complexes located in various parts of the United States. Leases to tenants at such properties are principally for one year. The Partnership owns a 99%, 99.9% and 99.98% general partnership interest in DEK Associates ("DEK"), Meadow Wood Associates ("Meadow Wood") and Stratford Place Investors Limited Partnership ("Stratford Place"), respectively, and is the 100% beneficiary of the Stratford Village Realty Trust ("Stratford Village") (collectively the "Properties"). The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation, which is the managing general partner, and Linnaeus-Lexington Associates Limited Partnership.

Due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses of the Properties in 1997 and 1996.

The Partnership will terminate December 31, 2003 unless dissolved earlier, pursuant to the provisions of the Partnership Agreement ("Agreement").

Uses of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The accompanying consolidated financial statements of the Partnership have been consolidated with those of the Properties. All significant intercompany transactions and balances have been eliminated.

Allocation of Profits and Losses and Cash Distributions: In accordance with the Partnership Agreement, profits and losses other than from sales or refinancings shall be allocated 10% to the general partners and 90% to the limited partners. Profits and losses from sales or refinancings shall be allocated according to the provisions of the Partnership Agreement.

The limited partners are entitled to a noncumulative quarterly priority cash distribution of 1.5% of their average Adjusted Capital Contribution, as defined, of cash available for distribution. The general partners would then be entitled to one ninth of the amount distributed to the limited partners, with the balance allocated 90% to the limited partners and 10% to the general partners. Sales and refinancing proceeds are to be distributed according to the provisions of the Partnership Agreement.

               WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

Note A - Organization and Summary of Significant Accounting Policies - continued

Net Loss Per Limited Partnership Unit: Net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 23,139 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in other assets. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Loan Costs: Loan costs of approximately $983,000, less accumulated amortization of approximately $296,000 are included in other assets and are being amortized on a straight line basis over the lives of the respective loans. The amortization of loan costs is included in interest expense.

Deferred Costs: Costs related to the acquisition of the Properties of approximately $1,405,000, less accumulated amortization of approximately $940,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is computed by the straight line method over estimated useful lives of twenty five years for buildings and improvements and five to ten years for furnishings.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $97,000 and $96,000 for the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance, with the exception of the Meadow Wood and Stratford Place mortgage notes payable. At December 31, 1997, the Meadow Wood note has a carrying value of approximately $4,163,000 compared to an estimated fair value of approximately $4,469,000. The Stratford Place note has a carrying value of approximately $9,327,000 compared to an estimated fair value of $10,131,000 at December 31, 1997.

               WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

Note A - Organization and Summary of Significant Accounting Policies - continued

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997 and 1996. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                           For the Years Ended
                                                              December 31,
                                                       1997                1996
                                                       ----                ----
                                                             (in thousands)
        Property management fees                     $345                 $335
        Reimbursements for services of affiliates      86                   90

Tender Offer

On February 6, 1997, LON WGI Associates L.L.C. ("LON WGI") commenced an offer to purchase up to 11,000 units of limited partnership interest in the Partnership (the "Offer") for $275 per unit, which units represent approximately 47.5% of the total outstanding units in the Partnership. The members of LON WGI and the Managing General Partner are affiliates. As a result of this affiliation, the Partnership remained neutral as to whether the Limited Partners should tender their units pursuant to the Offer. Based on filings with the Securities and Exchange Commission, LON WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. On October 28, 1997, LON WGI entered into an agreement to sell its units to Insignia. It is expected that the transfer of these units will be consummated, if at all, in April 1998. As a result of its ownership of 4,797.34 limited partnership units, LON WGI or Insignia, as the case may be, could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, LON WGI or Insignia, as the case may be, would in all likelihood vote such Units in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

               WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

Note C - Mortgage Notes Payable

The principle terms of the mortgage notes payable are as follows (dollar amounts in thousands):
                           Principal    Monthly                        Principal
                          Balance At    Payment    Stated               Balance
                         December 31,  Including  Interest  Maturity    Due At
     Property                1997      Interest     Rate      Date     Maturity
     --------                ----      --------     ----      ----     --------
      Sunflower
        1st Mortgage        $ 2,652       $ 19       7.46%   02/11/26  $    19
     Meadow Wood
        1st Mortgage          4,163         37      10.00%   12/01/00    4,071
     Stratford Place
        1st Mortgage          9,327         75       8.23%   07/01/06    8,000
     Stratford Village
       1st Mortgage           5,189         38       7.72%   11/01/24       38
                            -------
                            $21,331
                            =======

In January 1996, the Partnership received $2,700,000 in gross proceeds from the refinancing of the Sunflower Apartments property. The new mortgage is subject to a prepayment penalty if the loan is prepaid before February 11, 2006, the "optional prepayment date".

In February 1996, the General Partner paid off the second mortgage on Stratford Place with $900,000 of the refinancing proceeds received from the January 1996 refinancing of Sunflower Apartments. Additionally, in June 1996, the Partnership refinanced the Stratford Place first mortgage note. Gross proceeds received in the refinancing were $9,500,000. The new mortgage is subject to a prepayment penalty if the loan is paid early.

As of December 31, 1997, expected minimum future payments are as follows:

                         1998                        $   252
                         1999                            273
                         2000                          4,365
                         2001                            284
                         2002                            307
                         Thereafter                   15,850
                                                     -------
                                                     $21,331
                                                     =======

Note D - Reconciliation to Income Tax Method of Accounting

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

               WINTHROP GROWTH INVESTORS I LIMITED PARTNERSHIP

Note D - Reconciliation to Income Tax Method of Accounting - continued

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):
                                                           1997          1996
                                                           ----          ----
Net loss - financial statements                         $  (291)      $  (847)
    Differences resulted from:
       Depreciation and amortization                        (30)         (106)
       Other                                                (33)          112
                                                        -------       -------
Net loss - income tax method                            $  (354)      $  (841)
                                                        =======       =======

Taxable loss per limited partnership unit
    outstanding after giving effect to the
    allocation to the general partner                   $(13.78)      $(32.71)
                                                        =======       =======

Note E   Real Estate and Accumulated Depreciation

Investment Properties
   (dollar amounts in thousands)


                                                Initial Cost
                                               To Partnership
                                               --------------
                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
Description                   Encumbrances    Land    Property      Acquisition
-----------                   ------------    ----    --------      -----------
Sunflower Apartments            $ 2,652      $1,624    $ 5,938         $1,132
     Dallas, Texas
Meadow Wood Apartments            4,163         690      8,988          1,729
     Jacksonville, Florida
Stratford Place Apartments        9,327       1,368     11,978          1,275
      Gaithersburg, Maryland
Stratford Village                 5,189         333      7,918            501
     Montgomery, Alabama
                                -------      ------    -------         ------
                                $21,331      $4,015    $34,822         $4,637
                                =======      ======    =======         ======

Note E - Real Estate and Accumulated Depreciation


                            Gross Amount At Which Carried
                                At December 31, 1997
                                --------------------
                                        Buildings
                                       And Related
                                         Personal                    Accumulated        Date        Depreciable
Description                    Land      Property        Total      Depreciation      Acquired      Life Years
-----------                    ----      --------        -----      ------------      --------      ----------

Sunflower Apartments        $1,624      $ 7,070        $ 8,694        $ 5,568             08/84       5-25
     Dallas, TX
Meadow Wood Apartments         690       10,717         11,407          5,501             12/84       5-25
     Jacksonville, FL
Stratford Place              1,368       13,253         14,621          6,446             12/85       5-25
      Gaithersburg, MD
Stratford Village              333        8,419          8,752          4,134             02/86       5-25
     Montgomery, AL
                             -----       ------         ------         ------
     Totals                 $4,015      $39,459        $43,474        $21,649
                             =====       ======         ======         ======


Reconciliation of "Real Estate and Accumulated Depreciation:"


                                               Years Ended December 31,
                                            1997                     1996
                                            ----                     ----
                                                    (in thousands)
   Real Estate
   Balance at beginning of year         $42,555                  $41,774
   Property improvements                    919                      781
                                        -------                  -------
   Balance at End of Year               $43,474                  $42,555
                                        =======                  =======
   Accumulated Depreciation
   Balance at beginning of year         $19,942                  $18,355
   Additions charged to expense           1,707                    1,587
                                        -------                  -------
   Balance at end of year               $21,649                  $19,942
                                        =======                  =======

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $43,490,000 and $42,570,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is approximately $26,493,000 and $24,757,000, respectively.

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Registrant's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the terms of its by-laws, Insignia has the right to elect one director to the Managing General Partner's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

         As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                         Has Served as
                            Position Held with the       a Director or
Name                       Managing General Partner     Officer Since
----                       ------------------------     -------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Carroll Vinson             Vice President - Residential    10-97
                           and Director

Edward Williams            Chief Financial Officer         4-96
                           Vice President and
                           Treasurer

Peter Braverman            Senior Vice President           1-96
                           and Director

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Carroll D. Vinson, age 57, has been Vice President - Residential of the Managing General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited

Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

         As a result of the tender offer commenced by LON-WGI Associates L.L.C. ("LON-WGI"), 1996, an entity affiliated with the Managing General Partner, on March 20, 1997, LON-WGI acquired 4,797.34 (inclusive of five units previously owned) limited partnership units in the Registrant or approximately 20.7% of the total outstanding units. Except for LON-WGI, no other person or entity owns more than 5% of the outstanding limited partnership units in the Registrant at March 20, 1997. The business address of LON-WGI is 5 Cambridge Center, Cambridge, Massachusetts 02142. On October 28, 1997, LON-WGI entered into an agreement to sell its units to Insignia. It is expected that the transfer of these units will be consummated, if at all, in April 1998.

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

         On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of

Insignia's shareholders. If the closing occurs, AIMCO will then control the Residential Committee of the Managing General Partner.


Item 12. Certain Relationships and Related Transactions.

         During the year ended December 31, 1996 and for the period ended October 28, 1997, Winthrop Management, an affiliate of the Managing General Partner, was entitled to receive 5% of gross receipts from all of the Registrant's properties it manages. Winthrop Management earned $299,000 and $335,000, respectively for such periods. For the balance of 1997, Insignia Management, L.P., an affiliate of the Managing General Partner, performed property management services at the Partnership's properties. Insignia Management earned $46,000 for such portion of 1997.

         Winthrop Management received reimbursement of accountable administrative expenses amounting to approximately $77,000 and $90,000 for the period ended October 28, 1997 and the year ended December 31, 1996, respectively. For the balance of 1997, an affiliate of Insignia received reimbursements for administrative expenses of approximately $9,000.

         As a result of its ownership of 4,747.34 limited partnership units, LON-WGI, or Insignia, as the case may be, could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, LON-WGI, or Insignia, as the case may be, would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.


Item 13. Exhibits and Reports on Form 8-K.

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

                           WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           By:      TWO WINTHROP PROPERTIES, INC.,
                                    Managing General Partner

                                    By: /s/ Michael L. Ashner
                                        ---------------------
                                        Michael Ashner
                                        Chief Executive Officer

                                    Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name          Title                      Date
--------------          -----                      ----

/s/ Michael Ashner      Chief Executive            March 31, 1998
-------------------     Officer and Director
Michael Ashner

/s/ Carroll Vinson      Vice President -           March 31, 1998
-------------------     Residential and Director
Carroll Vinson

/s/ Edward Williams     Chief Financial Officer    March 31, 1998
-------------------
Edward Williams

                                  EXHIBIT INDEX

                  Exhibit                                     Page
                  -------                                     ----

 3     Amended and Restated Agreement of Limited              (a)
       Partnership of Winthrop Growth Investors I
       Limited Partnership dated as of May 11, 1984

 3(a)  Amendment to Amended and Restated Agreement            (d)
       of Limited Partnership dated August 23, 1995

10(a)  Documents related to Sunflower Apartments property     (f)

10(b)  Documents relating to the Meadow Wood Apartments       (a)
       property in Jacksonville, Florida

10(c)  Documents relating to the Stratford Village            (b)
       Apartments property in Montgomery, Alabama

10(d)  Amendment Number One to the Joint Venture              (c)
       Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower)

10(e)  Meadow Wood Winthrop Associates Limited Partnership    (c)
       Certificate and Agreement filed on December 1, 1988

10(f)  Management Agreement between Winthrop Management       (e)
       and Meadow Wood dated February 1, 1990

10(g)  Management Agreement between Stratford Place and       (e)
       Winthrop Management dated January 1, 1990

10(h)  Management Agreement between Sunflower and             (e)
       Winthrop Management dated April 1, 1990

16.    Letter dated September 19, 1996 from Arthur        (g)
       Andersen LLP.

27.    Financial Data Schedule

99.    Supplementary Information Required Pursuant to
       Section 9.4 of the Partnership Agreement

-----------------------------------

(a) Filed as an exhibit to the Registrant's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference.

(b) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1986, and incorporated herein by reference.

(c) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

(d) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 6, 1995, and incorporated herein by reference.

(e) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(g) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 1996, and incorporated herein by reference.