Form 10QSB
period 1998-03-31
WINTHROP GROWTH INVESTORS I LP
filed 1998-05-15
CIK 722565

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the transition period from ........to.........

                         Commission file number 2-84760
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


        Massachusetts                                         04-2839837
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)


                                 (864) 239-1000
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                         $  1,708
  Receivables and deposits                                               658
  Restricted escrows                                                   1,140
  Other assets                                                         1,226
  Investment properties:
     Land                                              $  4,015
     Buildings and related personal property             39,527
                                                         43,542
     Less accumulated depreciation                      (22,093)      21,449

                                                                    $ 26,181

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                                  $    123
  Tenant security deposit liabilities                                    153
  Other liabilities                                                      461
  Mortgage notes payable                                              21,270

Partners' (Deficit) Capital
  General Partners'                                    $ (1,262)
  Limited Partners' (23,139 units
    issued and outstanding)                               5,436        4,174

                                                                    $ 26,181

          See Accompanying Notes to Consolidated Financial Statements

b)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
Revenues:
 Rental income                                          $1,712       $1,692
 Other income                                               64           85
     Total revenues                                      1,776        1,777

Expenses:
 Operating                                                 728          797
 General and administrative                                 42           73
 Depreciation                                              444          396
 Interest                                                  469          457
 Property taxes                                            137          138
     Total expenses                                      1,820        1,861

Net loss                                                $  (44)      $  (84)

Net loss allocated to general partners (10%)            $   (4)      $   (8)
Net loss allocated to limited partners (90%)               (40)         (76)

                                                        $  (44)      $  (84)

Net loss per limited partnership unit                   $(1.71)      $(3.28)

Distributions per limited partnership unit              $   --       $ 2.16

          See Accompanying Notes to Consolidated Financial Statements


c)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)
                                  (Unaudited)

                                          Limited
                                        Partnership  General       Limited
                                           Units     Partners'     Partners'     Total
Original capital contributions             23,149    $  2,000      $ 23,149    $ 25,149

Partners' (deficit) capital at
  December 31, 1997                        23,139    $ (1,258)     $  5,476    $  4,218

Net loss for the three months
  ended March 31, 1998                         --          (4)          (40)        (44)

Partners' (deficit) capital at
  March 31, 1998                           23,139    $ (1,262)     $  5,436    $  4,174

          See Accompanying Notes to Consolidated Financial Statements

d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997

Cash flows from operating activities:
  Net loss                                              $  (44)      $  (84)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation                                          444          396
     Amortization of loan costs and deferred costs          33           30
     Change in accounts:
       Receivables and deposits                            (65)        (282)
       Other assets                                         34           19
       Accounts payable                                    (26)        (119)
       Tenant security deposit liabilities                   6           (1)
       Other liabilities                                    19          116

         Net cash provided by operating activities         401           75

Cash flows from investing activities:
  Property improvements and replacements                   (68)        (143)
  Net (deposits to) withdrawals from
     restricted escrows                                    (72)          18

         Net cash used in investing activities            (140)        (125)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (61)         (56)
  Distributions to partners                                 --          (50)

         Net cash used in financing activities             (61)        (106)

Net increase (decrease) in cash and cash equivalents       200         (156)

Cash and cash equivalents at beginning of period         1,508        1,348

Cash and cash equivalents at end of period              $1,708       $1,192

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  449       $  457

          See Accompanying Notes to Consolidated Financial Statements

e)
                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Winthrop Growth Investors 1 Limited Partnership, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three months ended March 31, 1998 and 1997. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the Managing General Partner and its affiliates for certain expenses incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table (in thousands):


                                            For the Three Months Ended
                                                    March 31,
                                                 1998        1997
    Property management fees                    $ 73         $ 86
    Reimbursements for services of affiliates     19           46

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to the Managing General Partner's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

On February 6, 1997, LON-WGI Associates L.L.C. ("LON-WGI") commenced an offer to purchase up to 11,000 units of limited partnership interest in the Partnership (the "Offer") for $275 per unit, which units represent approximately 47.5% of the total outstanding units in the Partnership. The members of LON-WGI and the Managing General Partner are affiliates. As a result of this affiliation, the Partnership remained neutral as to whether the Limited Partners should tender their units pursuant to the Offer. Based on filings with the Securities and Exchange Commission, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. On October 28, 1997, LON-WGI entered into an agreement to sell its units to Insignia. On April 30, 1998, Insignia completed the purchase of 4,872.34 limited partnership units from LON-WGI. As a result of its ownership of 4,872.34 limited partnership units Insignia could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters Insignia would in all likelihood vote such Units in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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


NOTE C - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE
         PARTNERSHIP AGREEMENT

Statement of Cash Available for Distribution for the three months ended March 31, 1998:



Net Loss                             $ (44,000)
Add:  Amortization expense              33,000
     Depreciation Expense              444,000
Less: Cash to reserves                (433,000)

Cash Available for
 Distribution                        $      --

Distributions allocated to
 Limited Partners                    $      --

General Partners' interest in
 Cash Available for Distribution     $      --


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                         Average
                                                        Occupancy
                                                    1998         1997

  Meadow Wood Apartments                             84%          91%
    Jacksonville, Florida

  Stratford Place Apartments                         95%          99%
    Gaithersburg, Maryland

  Stratford Village Apartments                       90%          87%
    Montgomery, Alabama

  Sunflower Apartments                               98%          94%
          Dallas, Texas

Although average occupancy rates for the three months ended March 31, 1998 vary from the rates for the same period in 1997, they are consistent with the average annual occupancy rates and/or trends noted for the year ended December 31, 1997.

Results of Operations

The Partnership realized a net loss of approximately $44,000 for the three months ended March 31, 1998, compared to a net loss of approximately $84,000 for the same period in 1997. The decrease in net loss is primarily due to a decrease in operating expense and general and administrative expenses, partially offset by an increase in depreciation expense. Total revenues for the three months ended March 31, 1998 were consistent with the same period in 1997, with overall rental rate increases at the Partnership's investment properties offset by decreases in other income related to lower tenant charges at the Sunflower and Stratford Village properties. Operating expenses decreased due to decreases in advertising, property, and repairs and maintenance expenses. The decrease in property expense is primarily attributable to decreases in payroll and utilities costs at the Sunflower Apartments property. General and administrative expenses decreased primarily due to a decrease in reimbursements for services of affiliates. The increase in depreciation expense is attributable to the increase in capital improvements during 1997. Included in operating expense for the three months ended March 31, 1998 is approximately $9,000 in major repairs and maintenance, which is comprised primarily of parking lot repairs at Stratford Village.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,708,000, as compared to approximately $1,192,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 was approximately $200,000, as compared to a decrease of approximately $156,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased due to a decrease in net loss, as discussed above, as well as reductions in the use of cash for receivables and deposits, accounts payable and other assets due to the timing of payments. Net cash used in investing activities increased due to net additions to restricted escrows, which were partially offset by decreased property improvements and replacements. Net cash used in financing activities declined due to the absence of cash distributions to the partners during the three months ended March 31, 1998 as compared to the same period of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,270,000 is being amortized over varying periods with balloon payments due at maturity of approximately $4,000,000 in 2000 and $8,000,000 in 2006, at which time the properties will either be refinanced or sold. Cash distributions of $50,000 were paid to the limited partners during the first three months of 1997. No distributions were
paid during the comparable period in 1998.   Future cash distributions will
depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves.


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


Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)  Reports on Form 8-K:

              None filed during the quarter ended March 31, 1998.



                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                 By:    Two Winthrop Properties, Inc.
                        Managing General Partner

                 By:    /s/ Carroll D. Vinson
                        Carroll D. Vinson
                        Residential Vice President

                 By:   /s/ William H. Jarrard, Jr.
                       William H. Jarrard, Jr.
                       Residential Vice President

                 Date:  May 15, 1998