Form 10QSB
period 1998-06-30
WINTHROP GROWTH INVESTORS I LP
filed 1998-08-07
CIK 722565

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                   $   1,612
  Receivables and deposits                                          769
  Restricted escrows                                              1,223
  Other assets                                                    1,140
  Investment properties:
     Land                                        $   4,015
     Buildings and related personal property        39,956
                                                    43,971
     Less accumulated depreciation                 (22,509)      21,462

                                                              $  26,206

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                            $     227
  Tenant security deposit liabilities                               156
  Other liabilities                                                 558
  Mortgage notes payable                                         21,208

Partners' (Deficit) Capital
  General Partners'                              $  (1,264)
  Limited Partners' (23,139 units
    issued and outstanding)                          5,321        4,057

                                                              $  26,206


          See Accompanying Notes to Consolidated Financial Statements

b)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    1998        1997        1998         1997
Revenues:
  Rental income                  $ 1,740       $ 1,681   $ 3,452       $ 3,373
  Other income                        95            93       159           178
     Total revenues                1,835         1,774     3,611         3,551
Expenses:
  Operating                          763           748     1,491         1,545
  General and administrative          37            25        79            98
  Depreciation                       453           397       897           793
  Interest                           470           491       939           948
  Property tax                       129           143       266           281
     Total expenses                1,852         1,804     3,672         3,665
       Net loss                  $   (17)      $   (30)  $   (61)      $  (114)

Net loss allocated to
  general partner (10%)          $    (2)      $    (3)  $    (6)      $   (11)
Net loss allocated to limited
  partners (90%)                     (15)          (27)      (55)         (103)
                                 $   (17)      $   (30)  $   (61)      $  (114)
Net loss per limited
  partnership unit:              $  (.66)      $ (1.17)  $ (2.37)      $ (4.45)

Distributions per limited
  partnership unit               $  4.32       $  2.16   $  4.32       $  4.32


          See Accompanying Notes to Consolidated Financial Statements

c)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General      Limited
                                   Units      Partners'    Partners'    Total

Original capital contributions     23,149     $  2,000     $ 23,149   $ 25,149

Partners' (deficit) capital at
  December 31, 1997                23,139     $ (1,258)    $  5,476   $  4,218

Distributions declared                 --           --         (100)      (100)

Net loss for the six months
  ended June 30, 1998                  --           (6)         (55)       (61)

Partners' (deficit) capital at
  June 30, 1998                    23,139     $ (1,264)    $  5,321   $  4,057


          See Accompanying Notes to Consolidated Financial Statements

d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                           1998         1997
Cash flows from operating activities:
  Net loss                                              $   (61)      $  (114)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation                                           897           793
     Amortization of loan costs and deferred costs           60            60
     Loss on disposal of property                            34            --
     Change in accounts:
       Receivables and deposits                            (176)         (380)
       Other assets                                          93            39
       Accounts payable                                     (22)         (138)
       Tenant security deposit liabilities                    9            (8)
       Other liabilities                                    116           203

         Net cash provided by operating activities          950           455

Cash flows from investing activities:
  Property improvements and replacements                   (568)         (396)
  Net (deposits to) withdrawals from
     restricted escrows                                    (155)          197

         Net cash used in investing activities             (723)         (199)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (123)         (113)
  Distributions paid to partners                             --          (100)

         Net cash used in financing activities             (123)         (213)

Net increase in cash and cash equivalents                   104            43

Cash and cash equivalents at beginning of period          1,508         1,348

Cash and cash equivalents at end of period              $ 1,612       $ 1,391

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   889       $   899
 Supplemental disclosure of non-cash activity:

 At June 30, 1998, accounts payable and distributions paid to partners were each adjusted by $100,000 for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Winthrop Growth Investors 1 Limited Partnership, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassification

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1998 and 1997. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the Managing General Partner and its affiliates for certain expenses incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table (in thousands):

                                            For the Six Months Ended
                                                    June 30,
                                              1998           1997

Property management fees                      $180           $171
Reimbursements for services of affiliates       31             46


In addition, the Partnership paid approximately $11,000 during the six month period ended June 30, 1998 to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. There were no similar expenses paid during the corresponding period in 1997.

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation, the sole shareholder of the Managing General Partner. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia has the right to elect one director to the Managing General Partner's Board of Directors who, in turn, has the right to appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Residential Committee of the Managing General Partner.


NOTE C - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE
         PARTNERSHIP AGREEMENT

Statement of Cash Available for Distribution:


                                Three Months Ended     Six Months Ended
                                   June 30, 1998         June 30, 1998

Net Loss                           $  (17,000)           $  (61,000)
Add:  Amortization expense             27,000                60,000
     Depreciation expense             453,000               897,000
Less: Cash to reserves               (363,000)             (796,000)

Cash Available for
 Distribution                      $  100,000            $  100,000

Distributions allocated to
 Limited Partners                  $  100,000            $  100,000

General Partners' interest
 Cash Available for
 distribution                      $       --            $       --


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:


                                                              Average
                                                             Occupancy
                                                         1998        1997

  Meadow Wood Apartments                                  87%         89%
    Jacksonville, Florida

  Stratford Place Apartments                              96%         98%
    Gaithersburg, Maryland

  Stratford Village Apartments                            84%         86%
    Montgomery, Alabama

  Sunflower Apartments                                    98%         95%
    Dallas, Texas

Occupancy at Sunflower Apartments has increased due to stronger marketing efforts. The occupancy rate at Stratford Village Apartments continues to be affected by move-outs due to military transfers and job loss/transfers. Additionally, market conditions in the Montgomery area continue to be soft due to low interest rates and new construction. Although low, occupancy at Meadow Wood Apartments is comparable to the average occupancy in the surrounding area. In addition, renovations to the exterior building and pool area are currently underway and additional improvements to the overall appearance of this investment property are planned for the third quarter of 1998.

Results of Operations

The Partnership realized a net loss of approximately $61,000 for the six months ended June 30, 1998, compared to a net loss of approximately $114,000 for the same period in 1997. The Partnership's net loss for the three months ended June 30, 1998 was approximately $17,000 compared to a net loss of approximately $30,000 for the same period in 1997. The decrease in net loss is primarily due to increased rental income and a decrease in operating expense partially offset by an increase in depreciation expense. Rental revenues increased due to overall rental rate increases at the Partnership's investment properties partially offset by occupancy decreases at three of the Partnership's investment properties. Operating expenses decreased primarily due to decreases in advertising, property insurance, and repairs and maintenance expenses. This decrease was offset somewhat by a $34,000 loss on the disposal of property during the second quarter due to the write off of the undepreciated value of roofs that were replaced at the Meadow Wood and Stratford Place properties. The increase in depreciation expense is attributable to the addition of approximately $1,100,000 of capital improvements and replacements at the Partnership's investment properties over the last twelve months. Included in operating expense for the six months ended June 30, 1998 is approximately $11,000 in major repairs and maintenance, which is comprised primarily of parking lot repairs at Stratford Village Apartments and construction services expenses at Meadow Wood Apartments.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,612,000 as compared to approximately $1,391,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $104,000, as compared to an increase of approximately $43,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased due to a decrease in net loss, as discussed above, as well as reductions in the use of cash for receivables and deposits, accounts payable and other assets due to the timing of receipts and payments. Net cash used in investing activities increased due to net additions to restricted escrows and increased property improvements and replacements. Net cash used in financing activities decreased due to a lack of cash distributions paid out during the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,208,000 is being amortized over varying periods with balloon payments due at maturity of approximately $4,000,000 in 2000 and $8,000,000 in 2006, at which time the properties will either be refinanced or sold. A distribution of $100,000 was declared for the benefit of the limited partners during the six months ended June 30, 1998. Cash distributions of $100,000 were declared and paid during the corresponding period of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

         (b)     Reports on Form 8-K:

                 None filed during the quarter ended June 30, 1998.



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

                 Date: August 7, 1998