Form 10QSB
period 1998-09-30
WINTHROP GROWTH INVESTORS I LP
filed 1998-11-16
CIK 722565

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P. O. Box 1089
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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                 $   1,752
  Receivables and deposits                                        686
  Restricted escrows                                              925
  Other assets                                                  1,351
  Investment properties:
     Land                                        $   4,015
     Buildings and related personal property        40,428
                                                    44,443
     Less accumulated depreciation                 (22,976)    21,467

                                                            $  26,181

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                          $     341
  Tenant security deposit liabilities                             150
  Other liabilities                                               591
  Mortgage notes payable                                       21,144

Partners' (Deficit) Capital
  General Partners'                              $  (1,274)
  Limited Partners' (23,139 units
    issued and outstanding)                          5,229      3,955

                                                            $  26,181

          See Accompanying Notes to Consolidated Financial Statements


b)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                    1998        1997        1998        1997
Revenues:
  Rental income                  $  1,710      $  1,657  $  5,162     $  5,030
  Other income                        102            99       261          277
     Total revenues                 1,812         1,756     5,423        5,307
Expenses:
  Operating                          793            866     2,284        2,411
  General and administrative          56             36      135           134
  Depreciation                        467           478     1,364        1,271
  Interest                            464           466     1,403        1,414
  Property taxes                      134           139       400          420
     Total expenses                 1,914         1,985     5,586        5,650
       Net loss                  $   (102)     $   (229) $   (163)    $   (343)

Net loss allocated to
  general partner (10%)          $    (10)     $    (23) $    (16)    $    (34)
Net loss allocated to limited
  partners (90%)                      (92)         (206)     (147)        (309)
                                 $   (102)     $   (229) $   (163)    $   (343)
Net loss per limited
  partnership unit:              $  (3.97)     $  (8.91) $  (6.34)    $ (13.34)

Distributions per limited
  partnership unit               $     --      $   2.16  $   4.32     $   6.48

          See Accompanying Notes to Consolidated Financial Statements

c)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited
                                   Units       Partners'   Partners'    Total

Original capital contributions     23,149     $  2,000     $ 23,149   $ 25,149

Partners' (deficit) capital at
  December 31, 1997                23,139     $ (1,258)    $  5,476   $  4,218

Distributions to partners              --           --         (100)      (100)

Net loss for the nine months
  ended September 30, 1998             --          (16)        (147)      (163)

Partners' (deficit) capital at
  September 30, 1998               23,139     $ (1,274)    $  5,229   $  3,955

          See Accompanying Notes to Consolidated Financial Statements

d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                               September 30,
                                                              1998       1997
Cash flows from operating activities:
  Net loss                                                  $  (163)   $  (343)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation                                             1,364      1,271
     Amortization of loan costs and deferred costs               88         82
     Change in accounts:
       Receivables and deposits                                 (93)      (511)
       Other assets                                            (112)        33
       Accounts payable                                         192        (12)
       Tenant security deposit liabilities                        3        (11)
       Other liabilities                                        149        180

         Net cash provided by operating activities            1,428        689

Cash flows from investing activities:
  Property improvements and replacements                     (1,040)      (625)
  Net withdrawals from restricted escrows                       143        186

         Net cash used in investing activities                 (897)      (439)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (187)      (172)
  Distributions paid to partners                               (100)      (150)

         Net cash used in financing activities                 (287)      (322)

Net increase (decrease) in cash and cash equivalents            244        (72)

Cash and cash equivalents at beginning of period              1,508      1,348

Cash and cash equivalents at end of period                  $ 1,752    $ 1,276

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 1,332    $ 1,346

          See Accompanying Notes to Consolidated Financial Statements


                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Winthrop Growth Investors 1 Limited Partnership, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassification

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1998 and 1997. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the Managing General Partner and its affiliates for certain expenses incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                     For the Nine Months Ended
                                                           September 30,
                                                          (in thousands)
                                                       1998          1997
    Property management fees                           $272          $256
    Reimbursements for services of affiliates            45            71


In addition, the Partnership paid approximately $14,000 during the nine month period ended September 30, 1998 to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. There were no similar expenses paid during the corresponding period in 1997.

On February 6, 1997, LON-WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit. Upon the completion of the offer, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. LON-WGI entered into an agreement to sell its limited partnership units to an affiliate of Insignia Financial Group, Inc. ("Insignia") on October 28, 1997. The sale was completed in April 1998.

On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Managing General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the Managing General Partner. The nominee has the authority to appoint members to a newly created residential committee of the board of directors of the Managing General Partner (the "Residential Committee"). The Residential Committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. On October 1, 1998, Insignia completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO has the right to appoint a director of the Managing General Partner who, in turn, has the right to appoint the members of the Residential Committee. In addition, the property manager became an affiliate of AIMCO. The Managing General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE
         PARTNERSHIP AGREEMENT

Statement of Cash Available for Distribution:


                                Three Months Ended     Nine Months Ended
                                September 30, 1998     September 30, 1998

Net Loss                          $  (102,000)          $  (163,000)
Add:  Amortization expense             28,000                88,000
     Depreciation expense             467,000             1,364,000
Less: Cash to reserves               (393,000)           (1,189,000)

Cash Available for
 Distribution                     $        --           $   100,000

Distributions allocated to
 Limited Partners                 $        --           $   100,000

General Partners' interest
 Cash Available for
 distribution                     $        --           $        --



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:


                                                         Average
                                                        Occupancy
                                                     1998        1997
       Meadow Wood Apartments                         87%         87%
          Jacksonville, Florida

       Stratford Place Apartments                     96%         97%
          Gaithersburg, Maryland

       Stratford Village Apartments                   82%         87%
          Montgomery, Alabama

       Sunflower Apartments                           98%         95%
          Dallas, Texas

Occupancy at Sunflower Apartments has increased due to stronger marketing efforts. The occupancy rate at Stratford Village Apartments continues to be affected by move-outs due to military transfers and job loss/transfers. Additionally, market conditions in the Montgomery area continue to be soft due to low interest rates and new construction. Although low, occupancy at Meadow Wood Apartments is comparable to the average occupancy in the surrounding area. In addition, renovations to the exterior building and pool area along with other improvements have been undertaken in 1998 to increase overall curb appeal.

Results of Operations

The Partnership realized a net loss of approximately $163,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $343,000 for the same period in 1997. The Partnership's net loss for the three months ended September 30, 1998 was approximately $102,000 compared to a net loss of approximately $229,000 for the same period in 1997. The decrease in net loss for the three and nine month periods ended September 30, 1998 is primarily due to an increase in rental income combined with a decrease in operating expense partially offset by an increase in depreciation expense. Rental income increased due to overall rental rate increases at a majority of the Partnership's investment properties partially offset by occupancy decreases at two of the Partnership's four properties. Operating expenses decreased primarily due to decreases in repairs and maintenance and insurance costs in 1998 as compared to 1997. Depreciation expense increased due to the addition of approximately $1,334,000 of capital improvements and replacements at the Partnership's investment properties over the last twelve months. Included in operating expense for the nine months ended September 30, 1998 is approximately $16,000 of major repairs and maintenance, which is comprised primarily of parking lot repairs and construction services costs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,752,000 as compared to approximately $1,276,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 is approximately $244,000 compared to a net decrease in cash and cash equivalents of approximately $72,000 for the corresponding period of 1997. Net cash provided by operating activities increased due to the decrease in net loss, as discussed above, as well as reductions in the use of cash for receivables and deposits and accounts payable due to the timing of receipts and payments. Partially offsetting these decreases is an increase in other assets due to the timing of payments. Net cash used in investing activities increased during the nine months ended September 30, 1998 due to an increase in property improvements and replacements combined with a decrease in withdrawals from restricted escrows. Net cash used in financing activities decreased due to a decrease in distributions to partners during the nine months ended September 30, 1998, compared to the prior year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and the other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $21,144,000 is being amortized over varying periods with balloon payments due at maturity of approximately $4,000,000 in 2000 and $8,000,000 in 2006. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Distributions of approximately $100,000 and $150,000 were paid to the limited partners during the nine months ended September 30, 1998 and 1997, respectively. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO has the right to appoint a director of the Managing General Partner who, in turn, has the right to appoint the members of the Residential Committee. In addition, the property manager became an affiliate of AIMCO. The Managing General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

         (b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1998.


                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                 By:     Two Winthrop Properties, Inc.
                         Managing General Partner


                 By:     /s/Patrick Foye
                         Patrick Foye
                         Residential Vice President

                 By:     /s/Timothy R. Garrick
                         Timothy R. Garrick
                         Residential Vice President - Accounting
                         (Duly Authorized Officer)

                 Date:   November 16, 1998