Form 10KSB
period 1998-12-31
WINTHROP GROWTH INVESTORS I LP
filed 1999-03-31
CIK 722565

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 2-84760

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

            Massachusetts                                        04-2839837
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

   55 Beattie Place, P.O. Box 1089
       Greenville, South Carolina                                   29602
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,278,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None






                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning and leasing income-producing residential, commercial and industrial properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the controlling entities of which are Winthrop Financial Associates, A Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2003 unless terminated prior to such date.

The Partnership was initially capitalized with contributions of $1,000 from each of the General Partners and $5,000 from the Initial Limited Partner. The Partnership, through its public offering of limited partner units ("Unit" or "Units"), sold 23,144 Units aggregating $23,144,000. An additional five Units were held by WFC Realty Co., Inc., a subsidiary of First Winthrop ("WFC Realty"). These five units were subsequently purchased by LON-WGI Associates LLC, an affiliate of First Winthrop, during the first quarter of 1997 for $275 per Unit (See "Transfers of Control" below).

The Partnership's only business is owning, leasing and operating income producing real estate. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. For additional information with respect to the Partnership's properties see "Item 2. Description of Properties".

The Partnership does not have any employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfers of Control

On February 6, 1997, LON-WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit.
Upon the completion of the offer, LON-WGI acquired 4,792.34 units (the "LONG-WGI units") or approximately 20.7% of the total limited partnership units of the Partnership including five units previously held by WFC Realty. In April 1998, LON-WGI sold its limited partnership units to an affiliate of Insignia Financial Group, Inc. ("Insignia").

On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired all of the rights of Insignia in and to the LON-WGI units and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment properties:

                                Date of           Type of
          Property             Purchase      Type of Ownership         Use

Sunflower Apartments             08/84     Fee ownership subject    Apartment
 Dallas, Texas                              to a first mortgage     248 units

Meadow Wood Apartments           12/84     Fee ownership subject    Apartment
 Jacksonville, Florida                      to a first mortgage     356 units

Stratford Place Apartments       12/85     Fee ownership subject    Apartment
 Gaithersburg, Maryland                     to a first mortgage     350 units

Stratford Village                02/86     Fee ownership subject    Apartment
 Montgomery, Alabama                        to a first mortgage     224 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                     Gross

                   Carrying    Accumulated                          Federal

Property             Value    Depreciation     Rate     Method     Tax Basis

                       (in thousands)                            (in thousands)


Sunflower         $ 8,778     $ 5,922        5-25 yrs     S/L    $ 3,541

Meadow Wood        12,166       5,992        5-25 yrs     S/L      4,215

Stratford Place    14,885       7,002        5-25 yrs     S/L      5,801

Stratford Village   8,972       4,491        5-25 yrs     S/L      3,120

 Total            $44,801     $23,407                            $16,677


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                     Principal                                      Principal

                    Balance At     Stated                            Balance

                   December 31,   Interest    Period   Maturity      Due At

    Property           1998         Rate    Amortized    Date     Maturity (2)

                  (in thousands)                                 (in thousands)


Sunflower

 1st Mortgage     $ 2,624           7.46%    360 mos.  02/11/26  $    19

Meadow Wood

 1st Mortgage       4,134          10.00%      (1)     12/01/00    4,071

Stratford Place

 1st Mortgage       9,193           8.23%      (1)     07/01/06    8,000

Stratford Village

 1st Mortgage       5,129           7.72%    360 mos.  11/01/24       38

                  $21,080                                        $12,128


(1) The principal balance is being amortized over varying periods with balloon payments due December 1, 2000 and July 1, 2006.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                             Average Annual       Average

                              Rental Rates       Occupancy

Property                    1998          1997      1998       1997


Sunflower               $5,585        $5,317        98%        96%

Meadow Wood              6,377         6,119        86%        86%

Stratford Place          7,625         7,311        97%        97%

Stratford Village        6,788         6,801        84%        90%


The rental rate and occupancy rate at Stratford Village Apartments continues to be adversely affected by move-outs due to military transfers and job loss/transfers which have been occurring over the past few years. In addition, corporate leases on a number of the apartments expired in 1998.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less.
No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property are as follows:

                             1998          1998
                            Billing        Rate
                        (in thousands)

Sunflower               $132               2.71%
Meadow Wood              150               2.04%
Stratford Place          210               3.32%
Stratford Village         59               3.45%

CAPITAL IMPROVEMENTS:

Sunflower Apartments

During 1998, the Partnership completed approximately $84,000 of capital improvements at Sunflower Apartments consisting primarily of lighting, condensing units, appliances and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $277,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, appliances, carpeting, building improvements, condensing units, and sewer replacements. These improvements are expected to cost approximately $307,000.

Meadow Wood Apartments

In 1998, the Partnership completed approximately $784,000 of capital improvements at Meadow Wood Apartments consisting primarily of building improvements, swimming pool repairs, roof replacement, appliances and floor covering. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $933,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, air conditioning repairs, cabinet replacement, carpet replacement, fencing and landscaping upgrades, parking lot repairs, appliances and roof repairs. These improvements are expected to cost approximately $900,000.

Stratford Place Apartments

In 1998, the Partnership completed approximately $311,000 of capital improvements at Stratford Place Apartments consisting primarily of building improvements, roof replacement, and floor covering. These capital improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,067,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, air conditioning repairs, carpet replacement, parking lot repairs, and plumbing and building improvements. These improvements are expected to cost approximately $665,000.

Stratford Village

In 1998, the Partnership completed approximately $219,000 of capital improvements at Stratford Village consisting primarily of building improvements, parking lot repairs, and floor covering. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $123,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, carpet replacement, building improvements and parking lot repairs. These improvements are expected to cost approximately $154,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF PARTNERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.






                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units. As of December 31, 1998, the number of holders of Limited Partnership Units was 1,028 and the number of units was 23,139. An affiliate of the Managing General Partner owned approximately 4,872.34 Units or 21.057% at December 31, 1998. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

Approximately $700,000 ($30.25 per limited partnership unit) in distributions were declared during the year ended December 31, 1998 with approximately $100,000 paid in 1998 and $600,000 payable as of December 31, 1998. Such amount was subsequently paid in January 1999. Total cash distributed was approximately $200,000 ($8.64 per limited partnership unit) for the year ended December 31, 1997. The cash distributions made in 1998 and 1997 were from operations.
Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was approximately $173,000 as compared to a net loss of approximately $291,000 for the year ended December 31, 1997. The decrease in net loss is primarily due to an increase in revenue which more than offset a slight increase in expenses. Revenues increased due to an increase in rental income which is partially offset by a decrease in other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all of the Partnership's investment properties with the exception of Stratford Village, which had a slight decrease in average rental rate for 1998. The increase in average rental rate also offset the overall decrease in occupancy. The decrease in other income is primarily due to a decrease in interest income related to lower average cash balances maintained in 1998.

Total overall expenses for 1998 as compared to 1997 increased slightly due primarily to an increase in depreciation expense as a result of a full year of depreciation taken on the approximately $919,000 of capital improvements added in 1997. Also contributing to the increase in total expenses is an increase in general and administrative expenses. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,863,000 as compared to approximately $1,508,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $1,745,000 of cash provided by operating activities, which was partially offset by approximately $1,039,000 of cash used in investing activities and approximately $351,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $2,026,000 of capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Sunflower Apartments include, but are not limited to, appliances, carpeting, building improvements, condensing units and sewer replacements. Budgeted capital improvements at Meadow Wood Apartments include, but are not limited to, air conditioning repairs, cabinet replacement, carpet replacement, fencing and landscaping upgrades, parking lot repairs, appliances, and roof repairs. Budgeted capital improvements at Stratford Place include, but are not limited to, air conditioning repairs, carpet replacement, parking lot repairs, and plumbing and building improvements. Budgeted capital improvements at Stratford Village include, but are not limited to, carpet replacement, building improvements, and parking lot repairs. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,080,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in 2000 and $8,000,000 in 2006.
The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $700,000 and $200,000 were declared and/or paid during the years ended December 31, 1998 and 1997, respectively. In January 1999, the Partnership paid a cash distribution of approximately $600,000, which had been declared at the end of 1998. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.  FINANCIAL STATEMENTS.


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
     December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




                          Independent Auditors' Report




To the Partners
Winthrop Growth Investors 1 Limited Partnership
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership (a Massachusetts limited partnership) and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, New York
January 13, 1999



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

  Cash and cash equivalents                                  $  1,863

  Receivables and deposits                                        710

  Restricted escrows                                              709

  Other assets                                                  1,276

  Investment properties (Notes D and F):

     Land                                       $  4,015

     Buildings and related personal property      40,786

                                                  44,801

     Less accumulated depreciation               (23,407)      21,394


                                                             $ 25,952

Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                           $    197

  Tenant security deposit liabilities                             145

  Accrued property taxes                                          293

  Distribution payable                                            600

  Other liabilities                                               292

  Mortgage notes payable (Note D)                              21,080


Partners' Capital (Deficit)

  General partners                              $ (1,275)

  Limited partners (23,139 units

     issued and outstanding)                       4,620        3,345


                                                             $ 25,952


          See Accompanying Notes to Consolidated Financial Statements




                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,

                                                        1998        1997

Revenues:

  Rental income                                         $ 6,932     $ 6,776

  Other income                                              346         375

       Total revenues                                     7,278       7,151


Expenses:

  Operating                                               3,119       3,224

  General and administrative                                143         125

  Depreciation                                            1,795       1,707

  Interest                                                1,843       1,861

  Property taxes                                            551         525

       Total expenses                                     7,451       7,442



Net loss                                                $  (173)    $  (291)


Net loss allocated to general partners (10%)            $   (17)    $   (29)


Net loss allocated to limited partners (90%)               (156)       (262)

                                                        $  (173)    $  (291)


Net loss per limited partnership unit                   $ (6.74)    $(11.32)


Distributions per limited partnership unit              $ 30.25     $  8.64


          See Accompanying Notes to Consolidated Financial Statements





                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                    Limited

                                  Partnership    General     Limited

                                     Units      Partners    Partners     Total


Original capital contributions      23,149      $ 2,000     $23,149     $25,149


Partners' (deficit) capital at

  December 31, 1996                 23,139      $(1,229)    $ 5,938     $ 4,709


Net loss for the year

  ended December 31, 1997               --          (29)       (262)       (291)


Distributions to limited partners       --           --        (200)       (200)


Partners' (deficit) capital at

  December 31, 1997                 23,139       (1,258)      5,476       4,218


Net loss for the year

  ended December 31, 1998               --          (17)       (156)       (173)



Distributions to limited partners       --           --        (700)       (700)


Partners' (deficit) capital at

  December 31, 1998                 23,139      $(1,275)    $ 4,620     $ 3,345


          See Accompanying Notes to Consolidated Financial Statements





                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                         1998         1997

Cash flows from operating activities:

  Net loss                                             $  (173)     $ (291)

  Adjustments to reconcile net loss to

   net cash provided by operating activities:

    Depreciation                                         1,795       1,707

    Amortization of loan costs and deferred costs          116         101

    Loss on disposal of property                            34          --

    Change in accounts:

      Receivables and deposits                            (117)       (136)

      Other assets                                         (99)        147

      Accounts payable                                      48         (22)

      Tenant security deposit liabilities                   (2)        (22)

      Accrued property taxes                               164          (5)

      Other liabilities                                    (21)        (67)

       Net cash provided by operating activities         1,745       1,412


Cash flows from investing activities:

  Property improvements and replacements                (1,398)       (919)

  Net withdrawals from restricted escrows                  359          99

       Net cash used in investing activities            (1,039)       (820)


Cash flows from financing activities:

  Payments on mortgage notes payable                     (251)        (232)

  Distributions paid to limited partners                 (100)        (200)

       Net cash used in financing activities             (351)        (432)


Net increase in cash and cash equivalents                 355          160


Cash and cash equivalents at beginning of period        1,508        1,348


Cash and cash equivalents at end of period             $1,863       $1,508


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $1,773       $1,820


Supplemental disclosure of non-cash activity:

At December 31, 1998, distributions payable and distributions paid to limited partners were each adjusted by $600,000 for non-cash activity.


          See Accompanying Notes to Consolidated Financial Statements



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation, (the "Managing General Partner") and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO") (See "Note B"). The Partnership Agreement provides that the Partnership will terminate December 31, 2003 unless terminated prior to such date. The Partnership, via its controlling interest in three partnerships and a trust, is the owner of four residential apartment complexes located in various parts of the United States.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses of the Properties in 1998 and 1997.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1998 or 1997.

Loan Costs: Loan costs of approximately $945,000, less accumulated amortization of approximately $489,000 are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans. The amortization of loan costs is included in interest expense.

Deferred Costs: Costs related to the acquisition of the properties of approximately $1,190,000, less accumulated amortization of approximately $600,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives of twenty-five years for buildings and improvements and five to ten years for furnishings.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note H" for required disclosures).

Advertising: Advertising costs of approximately $101,000 in 1998 and $119,000 in 1997 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

On February 6, 1997, LON-WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit.
Upon the completion of the offer, LON-WGI acquired 4,792.34 units (the "LONG-WGI units") or approximately 20.7% of the total limited partnership units of the Partnership including five units previously held by WFC Realty. In April 1998, LON-WGI sold its limited partnership units to an affiliate of Insignia Financial Group, Inc. ("Insignia").

On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired all of the rights of Insignia in and to the LON-WGI units and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                              1998        1997

                                               (in thousands)


Property management fees (included in         $362        $345

 operating expenses)


Reimbursement for services of affiliates

 (included in investment properties,

 operating expenses and general and

 administrative expenses) (1)                   76          86


 (1) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1998, is approximately $17,000 in reimbursements for construction oversight costs. There were no similar costs for the year ended December 31, 1997.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $362,000 and $345,000 during the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $76,000 and $86,000 for the years ended December 31, 1998 and 1997, respectively.

On February 6, 1997, LON WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit.
Upon the completion of the offer, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. In April 1998, LON-WGI sold its limited partnership units to an affiliate of Insignia. As a result of the Insignia Merger these units are currently held by an affiliate of AIMCO and the Managing General Partner.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:


                    Principal     Monthly                          Principal

                   Balance At     Payment    Stated                 Balance

                  December 31,   Including  Interest  Maturity      Due At

Property              1998       Interest     Rate      Date       Maturity

                       (in thousands)                             (in
                                                                  thousands)
Sunflower

 1st Mortgage     $ 2,624       $    19      7.46%    02/11/26  $    19

Meadow Wood

 1st Mortgage       4,134            37     10.00%    12/01/00    4,071

Stratford Place

 1st Mortgage       9,193            75      8.23%    07/01/06    8,000

Stratford Village

 1st Mortgage       5,129            38      7.72%    11/01/24       38

                  $21,080       $   169                         $12,128


The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage encumbering the Sunflower Apartments property is subject to a prepayment penalty if the loan is prepaid prior to February 11, 2006. The mortgage encumbering the Stratford Place Apartments property is subject to a prepayment penalty if the loan is paid prior to maturity. Further, the Partnership's investment properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):
      1999        $   273
      2000          4,365
      2001            284
      2002            307
      2003            333
   Thereafter      15,518
                  $21,080

NOTE E - INCOME TAXES

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):
                                              1998         1997

Net loss - financial statements             $  (173)     $  (291)
Differences resulted from:
 Depreciation and amortization                  (26)         (30)
 Other                                           72          (33)

Net loss - income tax method                $  (127)     $  (354)

Taxable loss per limited partnership unit
 outstanding after giving effect to the
 allocation to the general partner          $ (5.49)     $(13.78)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                      $3,345
Land and buildings                             126
Accumulated depreciation                    (4,843)
Other                                          798
Net assets - Federal tax basis              $ (574)

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                              Initial Cost

                                             To Partnership

                                             (in thousands)


                                                       Buildings         Cost

                                                      And Related     Capitalized

                                                        Personal     Subsequent to

Description                  Encumbrances     Land      Property      Acquisition

                            (in thousands)                          (in thousands)


Sunflower Apartments        $ 2,624         $1,624    $ 5,938      $ 1,216

 Dallas, Texas

Meadow Wood Apartments        4,134            690      8,988        2,488

 Jacksonville, Florida

Stratford Place Apartments    9,193          1,368     11,978        1,539

 Gaithersburg, Maryland

Stratford Village             5,129            333      7,918          721

 Montgomery, Alabama

                            $21,080         $4,015    $34,822      $ 5,964






                         Gross Amount At Which Carried

                              At December 31, 1998

                                 (in thousands)

                                  Buildings

                                     And

                                  Personal            Accumulated    Date    Depreciable

Description                Land   Property   Total   Depreciation  Acquired   Life-Years

                                                    (in thousands)


Sunflower Apartments      $1,624  $ 7,154   $ 8,778  $ 5,922         08/84       5-25

 Dallas, TX

Meadow Wood Apartments       690   11,476    12,166    5,992         12/84       5-25

 Jacksonville, FL

Stratford Place            1,368   13,517    14,885    7,002         12/85       5-25
Apartments

 Gaithersburg, MD

Stratford Village            333    8,639     8,972    4,491         02/86       5-25

 Montgomery, AL

Totals                    $4,015  $40,786   $44,801  $23,407


Reconciliation of Real Estate and Accumulated Depreciation:


                                     Years Ended December 31,

                                      1998             1997

                                         (in thousands)

Real Estate

Balance at beginning of year          $43,474          $42,555

 Property improvements                  1,398              919

 Property dispositions                    (71)              --

Balance at end of year                $44,801          $43,474


Accumulated Depreciation

Balance at beginning of year          $21,649          $19,942

 Additions charged to expense           1,795            1,707

 Property dispositions                    (37)              --

Balance at end of year                $23,407          $21,649


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $44,927,000 and $43,490,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $28,250,000 and $26,493,000, respectively.

NOTE G - DISTRIBUTIONS

Cash distributions from operations of approximately $700,000 ($100,000 of which was paid in 1998 and $600,000 of which was paid in 1999) and $200,000 were declared and/or paid during the years ended December 31, 1998 and 1997, respectively.

NOTE H - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                      Residential   Other      Totals
Rental income                         $ 6,932     $    --    $ 6,932
Other income                              331          15        346
Interest expense                        1,843          --      1,843
Depreciation                            1,795          --      1,795
General and administrative expense         --         143        143
Segment (loss)                            (10)       (163)      (173)
Total assets                           24,611       1,341     25,952
Capital expenditures for investment
properties                              1,398          --      1,398


1997
                                      Residential   Other      Totals
Rental income                         $ 6,776     $    --    $ 6,776
Other income                              368           7        375
Interest expense                        1,861          --      1,861
Depreciation                            1,707          --      1,707
General and administrative expense         --         125        125
Segment (loss)                           (128)       (163)      (291)
Total assets                           25,793         494     26,287
Capital expenditures for investment
properties                                919          --        919

NOTE I - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Registrant's financial statements.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") has no officers or directors. Two Winthrop Properties, Inc. (the "Managing General Partner") manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee. Pursuant to the terms of its by-laws, Insignia has the right to elect one director to the Managing General Partner's Board of Directors and appoint the members of the Residential Committee. The Residential Committee is generally authorized to cause the Managing General Partner to take such actions as it deems necessary and advisable in connection with the activities of the Registrant.

As of December 31, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

        Name          Age                          Position

Michael L. Ashner      46   Chief Executive Officer and Director

Patrick J. Foye        41   Vice President _ Residential and Director

Timothy R. Garrick     42   Vice President _ Residential Accounting

Peter Braverman        47   Executive Vice President and Director

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

Patrick J. Foye has been Vice President - Residential of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President _Residential Accounting of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting for Insignia. From 1987 to 1990, Mr. Garrick served as Investment Advisor for U.S. Shelter Corporation. From 1984 to 1987, Mr. Garrick served as Partnership Investment Analyst for U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina in 1979 and is a Certified Public Accountant.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

ITEM 10. EXECUTIVE COMPENSATION.

The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 12. Certain Relationships and Related Transactions".)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner had discretionary control over most of the decision made by or for the Partnership in accordance with the terms of the Partnership Agreement. No officers, directors or general partners of the General Partners own any Units.

Approximately 4,872.34 units (21.057%) are owned in the name of Insignia, an affiliate of AIMCO. The business address of Insignia is 55 Beattie Place, Greenville, SC 29601. No other person or entity owned more than 5% of the outstanding limited partnership units at December 31, 1998.

Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 11, 1984 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

On October 1, 1998, Insignia merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 21.057% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                              1998        1997

                                               (in thousands)


Property management fees                      $362        $345


Reimbursement for services of affiliates(1)     76          86


(1) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1998 is approximately $17,000 in reimbursements for construction oversight costs. There were no similar costs for the year ended December 31, 1997.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner, were entitled to 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $362,000 and $345,000 during the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $76,000 and $86,000 for the years ended December 31, 1998 and 1997, respectively.

On February 6, 1997, LON WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit.
Upon the completion of the offer, LON-WGI acquired 4,792.34 units or approximately 20.7% of the total limited partnership units of the Partnership. In April 1998, LON-WGI sold its limited partnership units to an affiliate of Insignia. As a result of the Insignia Merger, these units are currently held by an affiliate of AIMCO and the Managing General Partner.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits:

   The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

(b)Reports of Form 8-K filed during the fourth quarter of 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



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


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                      By:   Two Winthrop Properties, Inc.
                                            Managing General Partner


                                      By:   /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                      By:   /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Residential
                                            Accounting


                                   Date:    March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

Signature/Name                Title                              Date

/s/ Patrick J. Foye           Executive Vice President           March 31, 1999
Patrick J. Foye               and Director


/s/ Timothy R. Garrick        Vice President - Residential Accounting
Timothy R. Garrick                                               March 31, 1999


/s/ Peter Braverman           Director                           March 31, 1999
Peter Braverman



                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                                 EXHIBIT INDEX


Exhibit Number Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to the Registrant's Current Report on Form 8-K, dated October 1, 1998.

      3 Amended and Restated agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated as of May 11, 1984.

      3(a) Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1995.

      10 (a)   Documents related to Sunflower Apartments property

      10 (b) Documents relating to Meadow Wood Apartments property in Jacksonville, Florida

      10 (c) Documents relating to Stratford Village Apartments property in Montgomery, Alabama

      10 (d) Amendment Number One to the Joint Venture Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower)

      10 (e) Meadow Wood Winthrop Associates Limited Partnership Certificate and Agreement filed on December 1, 1988

      10 (f) Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990

      10 (g) Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990

      10 (g) Management Agreement between Sunflower and Winthrop Management dated April 1, 1990

      16       Letter dated September 19, 1996 from Arthur Anderson LLP

      27       Financial Data Schedule.

      99 Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.

      (a) Filed as an exhibit to the Registrant's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference.

      (b) Files as an exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1986, and incorporated herein by reference.

      (c) Filed as an exhibit to the Registrant's Annual Report on Form 8-K for the year ended December 31, 1989, and incorporated here in by reference.

      (d) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 6, 1995, and incorporated herein by reference.

      (e) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated here in by reference.

      (f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      (g) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 1996, and incorporated herein by reference.

      (h) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, and incorporated herein by reference.




                                  Exhibit 99


SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT (UNAUDITED)

1. Statement of Cash Available for Distribution:

                                   Three Months Ended        Year Ended
                                    December 31, 1998     December 31, 1998
                                                (in thousands)

Net Loss                               $   (10)              $  (173)
Add:  Amortization expense                  28                   116
      Depreciation expense                 431                 1,795
Less: Cash from (to) reserves              151                (1,038)

Cash available for distribution        $   600               $   700

Distributions allocated to
 limited partners                      $   600               $   700

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the three months ended December 31, 1998:

   Entity Receiving                        Form of
     Compensation                       Compensation                  Amount

General Partners        Interest in Cash Available for Distribution   $  --

Affiliates of the       Property Management Fee                       $ 362
Managing General



Partner