Form 10QSB
period 1999-03-31
WINTHROP GROWTH INVESTORS I LP
filed 1999-05-04
CIK 722565

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


                 For the quarterly period ended March 31, 1999

                                       or

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
                                  (Unaudited)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                   $  1,495

  Receivables and deposits                                         883

  Restricted escrows                                               675

  Other assets                                                   1,238

  Investment properties:

     Land                                        $  4,015

     Buildings and related personal property       41,020

                                                   45,035

     Less accumulated depreciation                (23,852)      21,183

                                                              $ 25,474
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                            $    136

  Tenant security deposit liabilities                              144

  Accrued property taxes                                           426

  Other liabilities                                                309

  Mortgage notes payable                                        21,014

Partners' (Deficit) Capital

  General Partners'                              $ (1,265)

  Limited Partners' (23,139 units

    issued and outstanding)                         4,710        3,445


                                                              $ 25,474


               See Accompanying Notes to Consolidated Statements

b)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                            Three Months Ended

                                                                 March 31,

                                                             1999         1998
Revenues:

    Rental income                                         $1,812       $1,712

    Other income                                              73           64

       Total revenues                                      1,885        1,776

Expenses:

    Operating                                                742          731

    General and administrative                                32           42

    Depreciation                                             464          444

    Interest                                                 457          466

    Property taxes                                            90          137

       Total expenses                                      1,785        1,820

Net income (loss)                                         $  100       $  (44)

Net income (loss) allocated to general partners (10%)     $   10       $   (4)

  Net income (loss) allocated to limited partners (90%)       90          (40)

                                                          $  100       $  (44)

Net income (loss) per limited partnership unit            $ 3.89       $(1.73)


               See Accompanying Notes to Consolidated Statements

c)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                    Limited

                                  Partnership    General     Limited

                                     Units      Partners'   Partners'    Total


Original capital contributions       23,149    $ 2,000     $23,149     $25,149


Partners' (deficit) capital at

  December 31, 1998                  23,139    $(1,275)    $ 4,620     $ 3,345

Net income for the three months

  ended March 31, 1999                   --         10          90         100

Partners' (deficit) capital at

  March 31, 1999                     23,139    $(1,265)    $ 4,710     $ 3,445


               See Accompanying Notes to Consolidated Statements

d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                          Three Months Ended

                                                               March 31,

                                                           1999         1998

Cash flows from operating activities:

  Net income (loss)                                    $  100       $  (44)

  Adjustments to reconcile net income (loss) to

    net cash provided by operating activities:

     Depreciation                                         464          444

     Amortization of loan costs and deferred costs         28           33

     Casualty gain                                        (82)          --

     Change in accounts:

       Receivables and deposits                          (173)         (65)

       Other assets                                        10           34

       Accounts payable                                   (61)         (26)

       Tenant security deposit liabilities                 (1)           6

       Accrued property taxes                             133           12

       Other liabilities                                   17            7


         Net cash provided by operating activities        435          401


Cash flows from investing activities:

  Property improvements and replacements                 (267)         (68)

  Net insurance proceeds from casualties                   96           --

  Net withdrawals from (deposits to)

     restricted escrows                                    34          (72)


         Net cash used in investing activities           (137)        (140)


Cash flows from financing activities:

  Payments on mortgage notes payable                      (66)         (61)

  Distributions paid to limited partners                 (600)          --

         Net cash used in financing activities           (666)         (61)


Net (decrease) increase in cash and cash equivalents     (368)         200


Cash and cash equivalents at beginning of period        1,863        1,508


Cash and cash equivalents at end of period             $1,495       $1,708


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  440       $  445


               See Accompanying Notes to Consolidated Statements



e)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation: The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses of the properties in 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B -  TRANSFER OF CONTROL

On February 6, 1997, LON-WGI Associates, L.L.C. ("LON-WGI"), an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 11,000 units of limited partnership interest in the Partnership, at $275 per unit.
Upon the completion of the offer, LON-WGI acquired 4,792.34 units (the "LON-WGI units") or approximately 20.7% of the total limited partnership units of the Partnership including five units previously held by WFC Realty. In April 1998, LON-WGI sold its limited partnership units to an affiliate of Insignia Financial Group, Inc. ("Insignia").

On October 28, 1997, Insignia acquired 100% of the Class B stock of First Winthrop Corporation. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee.

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the LON-WGI units and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31:


                                                 1999        1998

                                                  (in thousands)

Property management fees (included in           $ 93        $ 73

  operating expenses)

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                        14          19

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $73,000 during the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $14,000 and $19,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

Statement of Cash Available for Distribution for the three months ended March 31, 1999 (in thousands):

Net Income                           $ 100
Add:  Amortization expense              28
     Depreciation expense              464
Less: Cash to reserves                (592)

Cash Available for
 Distribution                        $  --

Distributions allocated to
 Limited Partners                    $  --

General Partners' interest in
 Cash Available for Distribution     $  --

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States: Alabama, Florida, Maryland and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential   Other      Totals
Rental income                         $ 1,812     $    --    $ 1,812
Other income                               65           8         73
Interest expense                          457          --        457
Depreciation                              464          --        464
General and administrative expense         --          32         32
Segment income (loss)                     134         (34)       100
Total assets                           24,593         881     25,474
Capital expenditures for investment
properties                                267          --        267

1998
                                      Residential   Other      Totals
Rental income                         $ 1,712     $    --    $ 1,712
Other income                               64          --         64
Interest expense                          466          --        466
Depreciation                              444          --        444
General and administrative expense         --          42         42
Segment income (loss)                       9         (53)       (44)
Total assets                           25,370         811     26,181
Capital expenditures for investment
properties                                 68          --         68

NOTE F - CASUALTY GAIN

In January 1999, Sunflower Apartments had a fire that damaged six apartment units. Total insurance proceeds received less the write-off of assets replaced resulted in a net casualty gain of approximately $42,000. Additionally, the Partnership received approximately $40,000 of insurance proceeds related to a casualty claim made in 1996 on behalf of the Sunflower Apartments property.

NOTE G - SUBSEQUENT EVENT - TENDER OFFER

On April 27, 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 10,425 (45%) units of limited partnership interest in the Partnership for a purchase price of $284.00 per unit. The offer is scheduled to expire on May 24, 1999, unless extended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                         Average Occupancy

                                                          1999       1998


  Meadow Wood Apartments                                  85%        84%

    Jacksonville, Florida

  Stratford Place Apartments                              98%        95%

    Gaithersburg, Maryland

  Stratford Village Apartments                            95%        90%

    Montgomery, Alabama

  Sunflower Apartments                                    95%        98%

    Dallas, Texas


Average occupancy at Stratford Place Apartments increased during the first quarter of 1999 as compared to the first quarter of 1998 due to an aggressive marketing program initiated in the last quarter of 1998. The average occupancy rate at Stratford Village Apartments increased during the first quarter of 1999 due to the re-lease of corporate units and more tenants renewing their leases as compared to the first quarter of 1998. The occupancy rate at Sunflower Apartments decreased due to a fire that occurred in January 1999, which temporarily rendered several units uninhabitable.

Results of Operations

The Partnership had net income of approximately $100,000 for the three months ended March 31, 1999 as compared to a net loss of approximately $44,000 for the corresponding period of 1998. The increase in net income is primarily attributable to an increase in revenues and a decrease in expenses. Revenues increased primarily due to an increase in rental income attributable to an increase in the average rental rates at three of the Partnership's four investment properties and, as described above, increases in the average occupancy rates at all of the Partnership's investment properties with the exception of Sunflower Apartments, which had a decrease in occupancy for the three months ended March 31, 1999.

The decrease in overall expense is primarily attributable to a decrease in property tax expense combined with smaller decreases in general and administrative and interest expenses. These decreases were partially offset by an increase in depreciation combined with a slight increase in operating expenses. Property tax expense decreased primarily as a result of lower assessed values at several of the Partnership's investment properties and a refund received for the Stratford Place Apartments property. Depreciation expense increased for the three months ended March 31, 1999 due to approximately $1,600,000 of capital improvements and replacements over the last twelve months. Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,495,000 as compared to approximately $1,708,000 at March 31, 1998. The decrease in cash and cash equivalents of approximately $368,000 from the Partnership's year ended December 31, 1998 is due to approximately $137,000 and $666,000 of cash used in investing and financing activities, respectively, partially offset by cash provided by operating activities of approximately $435,000. Cash used in investing activities consisted of property improvements and replacements partially offset by net insurance proceeds and net withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions paid to the limited partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Sunflower Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $10,000 for capital improvements at Sunflower Apartments consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $277,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, appliances, carpeting, building improvements, condensing units, and sewer replacements. These improvements are expected to cost approximately $307,000.

Meadow Wood Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $71,000 for capital improvements at Meadow Wood Apartments consisting primarily of floor covering, roof replacement, and interior building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $933,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, air conditioning repairs, cabinet replacement, carpet replacement, fencing and landscaping upgrades, parking lot repairs, appliances and roof repairs. These improvements are expected to cost approximately $900,000.

Stratford Place Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $128,000 for capital improvements at Stratford Place Apartments consisting primarily of plumbing and structural upgrades. These capital improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,067,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, air conditioning repairs, carpet replacement, parking lot repairs, and plumbing and building improvements. These improvements are expected to cost approximately $665,000.

Stratford Village

During the three months ended March 31, 1999, the Partnership expended approximately $58,000 for capital improvements at Stratford Village consisting primarily of building improvements and floor covering. These improvements were funded from the Partnership's replacement reserve for this property. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $123,000 of capital improvements over the near term. Capital improvements budgeted for 1999 consist of, but are not limited to, carpet replacement, building improvements and parking lot repairs. These improvements are expected to cost approximately $154,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,014,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in 2000 and $8,000,000 in 2006.
The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions declared during either of the three-month periods ended March 31, 1999 and 1998. In January 1999, the Partnership paid a distribution to the limited partners of approximately $600,000 ($25.93 per limited partnership unit), which had been declared at the end of 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On April 27, 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 10,425 (45%) units of limited partnership interest in the Partnership for a purchase price of $284.00 per unit. The offer is scheduled to expire on May 24, 1999, unless extended.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                Date: May 4, 1999