Form 10QSB
period 1999-06-30
WINTHROP GROWTH INVESTORS I LP
filed 1999-08-12
CIK 722565

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

                  For the quarterly period ended June 30, 1999

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
                                  (Unaudited)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                  $  1,630

  Receivables and deposits                                        813

  Restricted escrows                                              739

  Other assets                                                  1,057

  Investment properties:

     Land                                        $  4,015

     Buildings and related personal property       41,339

                                                   45,354

     Less accumulated depreciation                (24,339)     21,015

                                                             $ 25,254
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                           $    179

  Tenant security deposit liabilities                             151

  Accrued property taxes                                          170

  Other liabilities                                               324

  Mortgage notes payable                                       20,946

Partners' (Deficit) Capital

  General Partners'                              $ (1,261)

  Limited Partners' (23,139 units

    issued and outstanding)                         4,745       3,484

                                                             $ 25,254


          See Accompanying Notes to Consolidated Financial Statements

b)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                     Three Months               Six Months

                                     Ended June 30,           Ended June 30,

                                    1999      1998           1999       1998

Revenues:

  Rental income                  $ 1,854    $ 1,740       $ 3,666     $ 3,452

  Other income                        81         95           154         159

     Total revenues                1,935      1,835         3,820       3,611

Expenses:

  Operating                         752        773          1,494       1,504

  General and administrative         80         37            112          79

  Depreciation                       487        453           951         897

  Interest                           455        460           912         926

  Property tax                       122        129           212         266

     Total expenses                1,896      1,852         3,681       3,672

Net income (loss)                $    39    $   (17)      $   139     $   (61)

Net income (loss) allocated to

  general partner (10%)          $     4    $    (2)      $    14     $    (6)

Net income (loss) allocated to

  limited partners (90%)              35        (15)          125         (55)

                                 $    39    $   (17)      $   139     $   (61)

Net income (loss) per limited

  partnership unit               $  1.51    $  (.65)      $  5.40     $ (2.38)

Distributions per limited

  partnership unit               $    --    $  4.32       $    --     $  4.32


          See Accompanying Notes to Consolidated Financial Statements

c)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                    Limited

                                  Partnership    General     Limited

                                     Units      Partners'   Partners'     Total


Original capital contributions       23,149    $ 2,000     $23,149     $25,149

  Partners' (deficit) capital at

  December 31, 1998                  23,139    $(1,275)    $ 4,620     $ 3,345

Net income for the six months

  ended June 30, 1999                    --         14         125         139

Partners' (deficit) capital at

  June 30, 1999                      23,139    $(1,261)    $ 4,745     $ 3,484


          See Accompanying Notes to Consolidated Financial Statements
d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                          Six Months Ended

                                                              June 30,

                                                          1999         1998

Cash flows from operating activities:

  Net income (loss)                                    $   139      $   (61)

  Adjustments to reconcile net income (loss) to net

     cash provided by operating activities:

     Depreciation                                          951          897

     Amortization of loan costs and deferred costs          55           60

     Casualty gain                                         (52)          --

     Loss on disposal of property                           --           34

     Change in accounts:

       Receivables and deposits                           (103)        (176)

       Other assets                                        164           93

       Accounts payable                                    (18)         (22)

       Tenant security deposit liabilities                   6            9

       Accrued property taxes                             (123)          47

       Other liabilities                                    32           69

         Net cash provided by operating activities       1,051          950

Cash flows from investing activities:

  Property improvements and replacements                  (586)        (568)

  Net insurance proceeds from casualties                    66           --

  Net deposits to restricted escrows                       (30)        (155)

         Net cash used in investing activities            (550)        (723)

Cash flows from financing activities:

  Payments on mortgage notes payable                      (134)        (123)

  Distributions paid to limited partners                  (600)          --

         Net cash used in financing activities            (734)        (123)

Net (decrease) increase in cash and cash equivalents      (233)         104

Cash and cash equivalents at beginning of period         1,863        1,508

Cash and cash equivalents at end of period             $ 1,630      $ 1,612

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   879      $   889


          See Accompanying Notes to Consolidated Financial Statements



e)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership, (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses of the properties in 1999.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation as well as a 20.7% limited partnership interest in the Partnership. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee.

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interest and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                 1999        1998

                                                  (in thousands)

Property management fees (included in           $190        $180

operating expenses)

Reimbursement for services of affiliates

(included in operating and general and

administrative expenses)                          71          42


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to 5% of gross receipts from the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $190,000 and $180,000 during the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $71,000 and $42,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1999 and 1998, is approximately $3,000 and $11,000, respectively, in reimbursements for construction oversight costs.

On April 27, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. The offer expired on June 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 996 units. As a result, AIMCO and its affiliates currently own 5,862.34 units of limited partnership interest in the Partnership representing 25.335% of the total outstanding units.

On July 23, 1999, AIMCO Properties, L.P. commenced an additional tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. This offer is scheduled to expire August 25, 1999. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4
         OF THE PARTNERSHIP AGREEMENT
Statement of Cash Available for Distribution for the three and six months ended June 30, 1999 (in thousands):

                                    Three Months Ended       Six Months Ended
                                       June 30, 1999          June 30, 1999

Net Income                                $    39                $   139
Add:   Amortization expense                    27                     55
 Depreciation expense                         487                    951
Less:  Cash to reserves                      (553)                (1,145)
Cash Available for Distribution           $    --                $    --
Distributions allocated to
Limited Partners                          $    --                $    --
General Partners' interest in
Cash Available for
Distribution                              $    --                $    --

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

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segment

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential   Other      Totals

Rental income                         $ 3,666     $    --    $ 3,666
Other income                              144          10        154
Interest expense                          912          --        912
Depreciation                              951          --        951
General and administrative expense         --         112        112
Segment income (loss)                     241        (102)       139
Total assets                           18,300       6,954     25,254
Capital expenditures for investment
 properties                               586          --        586

1998
                                      Residential   Other      Totals

Rental income                         $ 3,452     $    --    $ 3,452
Other income                              158           1        159
Interest expense                          926          --        926
Depreciation                              897          --        897
General and administrative expense         --          79         79
Segment income (loss)                      32         (93)       (61)
Total assets                           18,737       7,469     26,206
Capital expenditures for investment
 properties                               568          --        568

NOTE F - CASUALTY GAIN

In January 1999, Sunflower Apartments had a fire that damaged six apartment units. Total insurance proceeds received less the write-off of assets replaced resulted in a net casualty gain of approximately $52,000. Additionally, the Partnership received approximately $40,000 of insurance proceeds related to a casualty claim made in 1996 on behalf of Sunflower Apartments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                         Average Occupancy

                                                          1999       1998


  Meadow Wood Apartments                                  89%        87%
    Jacksonville, Florida

  Stratford Place Apartments                              98%        96%
    Gaithersburg, Maryland

  Stratford Village Apartments                            95%        84%
    Montgomery, Alabama

  Sunflower Apartments                                    96%        98%
    Dallas, Texas

The average occupancy rate at Stratford Village Apartments increased due to the re-lease of corporate units and more tenants renewing their leases.

Results of Operations

The Partnership had net income of approximately $139,000 for the six months ended June 30, 1999, as compared to a net loss of approximately $61,000 for the corresponding period of 1998. The Partnership reported net income of approximately $39,000 for three months ended June 30, 1999, as compared to net loss of approximately $17,000 for the three months ended June 30, 1998. The increase in net income is primarily attributable to an increase in total revenue partially offset by an increase in total expenses for the three and six months ended June 30, 1999. Total revenue increased primarily due to an increase in rental income attributable to an increase in the average occupancy and average rental rates at three of the Partnership's four investment properties.

Total expenses increased primarily due to an increase in depreciation and general and administrative expenses which was offset by a decrease in property tax expense. Depreciation expense increased due to the property improvements and replacements placed into service during the last twelve months. General and administrative expense increased as a result of an increase in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased primarily as a result of lower assessed values at several of the Partnership's investment properties and as a result of a refund received for the Stratford Place Apartments property.

In January 1999, Sunflower Apartments had a fire that damaged six apartment units. Total insurance proceeds received less the write-off of assets replaced resulted in a net casualty gain of approximately $52,000. Additionally, the Partnership received approximately $40,000 of insurance proceeds related to a casualty claim made in 1996 on behalf of Sunflower Apartments.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,630,000 as compared to approximately $1,612,000 at June 30, 1998. The decrease in cash and cash equivalents of approximately $233,000 from the Partnership's year ended December 31, 1998, is due to approximately $550,000 and $734,000 of cash used in investing and financing activities, respectively, partially offset by cash provided by operating activities of approximately $1,051,000. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by net insurance proceeds (see discussion above). Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions paid to the limited partners.
The Partnership invests its working capital reserves in money market accounts.

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

Sunflower Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $277,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $307,000 for 1999 at this property which include certain of the required improvements and consist of appliances, carpeting, building improvements, condensing units, and sewer replacements. During the six months ended June 30, 1999, the Partnership expended approximately $32,000 for capital improvements at Sunflower Apartments consisting primarily of floor covering replacement. These improvements were funded from operating cash flow.

Meadow Wood Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $933,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $900,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning repairs, cabinet replacement, carpet replacement, fencing and landscaping upgrades, parking lot repairs, appliances and roof repairs. During the six months ended June 30, 1999, the Partnership expended approximately $197,000 for capital improvements at Meadow Wood Apartments consisting primarily of floor covering and roof replacements, and interior building improvements. These improvements were funded from operating cash flow.

Stratford Place Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,067,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $665,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning repairs, carpet replacement, parking lot repairs, and plumbing and building improvements. During the six months ended June 30, 1999, the Partnership expended approximately $273,000 for capital improvements at Stratford Place Apartments consisting primarily of plumbing and structural upgrades and interior and exterior building improvements. These capital improvements were funded from operating cash flow.

Stratford Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $123,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $154,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement, building improvements and parking lot repairs. During the six months ended June 30, 1999, the Partnership expended approximately $84,000 for capital improvements at Stratford Village consisting primarily of building improvements and floor covering. These improvements were funded from the Partnership's replacement reserve for this property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,946,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in 2000 and $8,000,000 in 2006.
The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions declared during the six month periods ended June 30, 1999 and 1998. In January 1999, the Partnership paid a distribution to the limited partners of approximately $600,000 ($25.93 per limited partnership unit), which had been declared at the end of 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On April 27, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. The offer expired on June 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 996 units. As a result, AIMCO and its affiliates currently own 5,862.34 units of limited partnership interest in the Partnership representing 25.335% of the total outstanding units.

On July 23, 1999, AIMCO Properties, L.P. commenced an additional tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. This offer is scheduled to expire August 25, 1999. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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



                         WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                         By:  Two Winthrop Properties, Inc.
                              Managing General Partner

                         By:  /s/ Patrick J. Foye
                              Patrick J. Foye
                              Executive Vice President

                         By:  /s/ Carla R. Stoner
                              Carla R. Stoner
                              Senior Vice President
                              Finance and Administrator

                         Date: August 12, 1999