Form 10QSB
period 1999-09-30
WINTHROP GROWTH INVESTORS I LP
filed 1999-11-15
CIK 722565

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,799
Receivables and deposits                                                    876
Restricted escrows                                                          658
Other assets                                                              1,019
Investment properties:
Land                                                     $  4,015
Buildings and related personal property                    41,689
                                                           45,704
Less accumulated depreciation                             (24,792)       20,912
                                                                       $ 25,264
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $    135
Tenant security deposit liabilities                                         159
Accrued property taxes                                                      256
Other liabilities                                                           327
Mortgage notes payable                                                   20,877

Partners' (Deficit) Capital
General partners                                         $ (1,258)
Limited partners (23,139 units
issued and outstanding)                                     4,768         3,510
                                                                       $ 25,264


          See Accompanying Notes to Consolidated Financial Statements


b)


                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                          $1,831      $1,710     $5,497     $5,162
Other income                               73         102        227        261
Total revenues                          1,904       1,812      5,724      5,423

Expenses:
Operating                                 766         799      2,260      2,303
General and administrative                 79          56        191        135
Depreciation                              454         467      1,405      1,364
Interest                                  452         458      1,364      1,384
Property taxes                            127         134        339        400
Total expenses                          1,878       1,914      5,559      5,586

Net income (loss)                      $   26      $ (102)    $  165     $ (163)

Net income (loss) allocated
to general partners (10%)              $    3      $  (10)    $   17     $  (16)
Net income (loss) allocated
to limited partners (90%)                  23         (92)       148       (147)

                                       $   26      $ (102)    $  165     $ (163)
Net income (loss) per limited
partnership unit                       $  .99      $(3.97)    $ 6.40     $(6.35)

Distributions per limited
partnership unit                       $   --      $   --     $   --     $ 4.32


          See Accompanying Notes to Consolidated Financial Statements

c)

                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions      23,149     $ 2,000     $23,149      $25,149

Partners' capital (deficit) at
December 31, 1998                   23,139     $(1,275)    $ 4,620      $ 3,345

Net income for the nine months
ended September 30, 1999                --          17         148          165

Partners' capital (deficit)
at September 30, 1999               23,139     $(1,258)    $ 4,768      $ 3,510


          See Accompanying Notes to Consolidated Financial Statements


d)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income (loss)                                         $   165      $  (163)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                1,405        1,364
Amortization of loan costs and deferred costs                  82           88
Casualty gain                                                 (52)          --
Loss on disposal of property                                   --           34
Change in accounts:
Receivables and deposits                                     (166)         (93)
Other assets                                                  175         (146)
Accounts payable                                              (62)         192
Tenant security deposit liabilities                            14            3
Accrued property taxes                                        (37)         180

Other liabilities                                              35          (31)

Net cash provided by operating activities                   1,559        1,428

Cash flows used in investing activities:
Property improvements and replacements                       (937)      (1,040)
Net insurance proceeds from casualties                         66           --
Net withdrawals from restricted escrows                        51          143

Net cash used in investing activities                        (820)        (897)

Cash flows from financing activities:
Payments on mortgage notes payable                           (203)        (187)
Distributions to partners                                    (600)        (100)

Net cash used in financing activities                        (803)        (287)

Net (decrease) increase in cash and cash equivalents          (64)         244

Cash and cash equivalents at beginning of period            1,863        1,508

Cash and cash equivalents at end of period                $ 1,799      $ 1,752

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $ 1,316      $ 1,332


          See Accompanying Notes to Consolidated Financial Statements


e)
                WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERHSIP

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc. (the "Managing General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated statements of the Partnership include its 99%, 99.9%, and 99.98% general partnership interests in DEK Associates, Meadow Wood Associates, and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the income of the properties in 1999 and 100% of the losses in 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation, the sole shareholder of the Managing General Partner as well as a 20.7% limited partnership interest in the Partnership. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee.

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing Geneneral Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $286      $272

Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expenses)                                                     115        59


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $286,000 and $272,000 during the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $115,000 and $59,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 and 1998, is approximately $7,000 and $14,000, respectively, in reimbursements for construction oversight costs.

On April 27, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 996 units.

On July 23, 1999, AIMCO Properties, L.P. commenced an additional tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. This offer expired August 25, 1999. Pursuant to this offer, AIMCO Properties, L.P., acquired 588 units.

As a result of the 1999 tender offers, AIMCO and its affiliates currently own 6,456.34 units of limited partnership interest in the Partnership representing 27.90% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE
         PARTNERSHIP AGREEMENT

Statement of cash available for distribution for the three and nine months ended September 30, 1999 (in thousands):

                                 Three Months Ended       Nine Months Ended
                                 September 30, 1999       September 30, 1999

Net Income                          $    26                   $   165
Add:  Amortization expense               27                        82
Depreciation expense                    454                     1,405
Less: Cash to reserves                 (507)                   (1,652)

Cash available for distribution     $    --                   $    --

Distributions allocated to
Limited Partners                    $    --                   $    --

General Partners' interest in
cash available for
distribution                        $    --                   $    --


NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States: Alabama, Florida, Maryland, and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential       Other        Totals
                                                   (in thousands)

Rental income                           $ 5,497        $    --      $ 5,497
Other income                                214             13          227
Depreciation                              1,405             --        1,405
Interest expense                          1,364             --        1,364
General and administrative expense           --            191          191
Segment profit (loss)                       343           (178)         165
Total assets                             24,508            756       25,264
Capital expenditures for investment
  properties                                937             --          937

                1998                 Residential        Other        Totals
                                                   (in thousands)

Rental income                          $ 5,162        $    --       $ 5,162
Other income                               252              9           261
Depreciation                             1,364             --         1,364
Interest expense                         1,384             --         1,384
General and administrative expense          --            135           135
Segment loss                               (37)          (126)         (163)
Total assets                            24,674          1,507        26,181
Capital expenditures for investment
  properties                             1,040             --         1,040


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                          Average Occupancy
                                           1999       1998
Ashton Ridge Apartments (formerly
Meadow Wood Apartments)
  Jacksonville, Florida                     91%        87%
Stratford Place Apartments
  Gaithersburg, Maryland                    98%        96%
Stratford Village Apartments
  Montgomery, Alabama                       94%        82%
Sunflower Apartments
  Dallas, Texas                             97%        98%

The average occupancy rate at Stratford Village Apartments increased due to improved resident retention efforts. The average occupancy rate at Ashton Ridge Apartments increased due to the temporary hiring of two leasing specialists during the third quarter of 1999.

Results of Operations

The Partnership had net income of approximately $165,000 for the nine months ended September 30, 1999, as compared to a net loss of approximately $163,000 for the corresponding period of 1998. The Partnership reported net income of approximately $26,000 for the three months ended September 30, 1999, as compared to net loss of approximately $102,000 for the three months ended September 30, 1998. The increase in net income for both comparable periods is primarily attributable to an increase in total revenues combined with a decrease in total expenses for the three and nine months ended September 30, 1999. Total revenues increased primarily due to an increase in rental income attributable to an increase in the average occupancy and average rental rates at three of the Partnership's four investment properties. Partially offsetting the increase in rental income was a decrease in other income. Partially offsetting the decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances held in interest-bearing accounts.

Total expenses decreased due to decreases in property tax and operating expenses, which were partially offset by increases in general and administrative expenses and, with respect to the comparable nine month period only, depreciation. The decrease in operating expense is largely due to declines in property and maintenance expenses. The decrease in property expense is due to declines in property and health insurance premiums and employee benefits. These decreases were largely offset by increases in employee salaries and utilities. The decline in maintenance expense is due to extensive repairs performed in 1998 at the properties. Property tax expense decreased primarily as a result of lower assessed values at several of the Partnership's investment properties and as a result of a refund received for the Stratford Place Apartments property. Depreciation expense for the comparable nine month periods increased due to the property improvements and replacements placed into service during the last twelve months. Depreciation expense remained relatively constant for the comparable three month periods. General and administrative expense increased as a result of an increase in management reimbursements to the Managing General partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,799,000 compared to approximately $1,752,000 at September 30, 1998. Cash and cash equivalents decreased by approximately $64,000 from December 31, 1998, due to approximately $820,000 of cash used in investing activities and approximately $803,000 of cash used in financing activities, which were partially offset by approximately $1,559,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements offset by net withdrawals from escrow accounts maintained by mortgage lenders and net insurance proceeds received (see discussion above). Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties and distributions paid to the partners. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned the each of the Partnership's properties are detailed below.

Sunflower Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $277,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $307,000 for 1999 at this property which include certain of the required improvements and consist of appliances, carpeting, building improvements, condensing units, and sewer replacements. During the nine months ended September 30, 1999, the Partnership expended approximately $49,000 for capital improvements at Sunflower Apartments consisting primarily of floor covering replacement. These improvements were funded from operating cash flow.

Ashton Ridge Apartments (formerly Meadow Wood Apartments)

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $933,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $900,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning upgrades, cabinet replacement, carpet replacement, fencing and landscaping upgrades, parking lot improvements, appliances and roof replacements. During the nine months ended September 30, 1999, the Partnership expended approximately $286,000 for capital improvements at Ashton Ridge Apartments consisting primarily of floor covering, cabinet and roof replacements, and interior building improvements. The interior building improvements are approximately 75% complete as of September 30, 1999. These improvements were funded from operating cash flow.

Stratford Place Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,067,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $655,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning upgrades, carpet replacement, parking lot resurfacing, and plumbing and building improvements. During the nine months ended September 30, 1999, the Partnership expended approximately $463,000 for capital improvements at Stratford Place Apartments consisting primarily of air conditioning upgrades, parking lot resurfacing, plumbing and structural upgrades and interior and exterior building improvements. The parking lot resurfacing and plumbing upgrades are substantially complete as of September 30, 1999. These capital improvements were funded from replacement reserves and operating cash flow.

Stratford Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $123,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $154,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement, building improvements and parking lot resurfacing. During the nine months ended September 30, 1999, the Partnership expended approximately $139,000 for capital improvements at Stratford Village consisting primarily of building improvements, parking lot resurfacing, and floor covering. The parking lot resurfacing is substantially complete as of September 30, 1999. These improvements were funded from the Partnership's replacement reserve for this property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,877,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in 2000 and $8,000,000 in 2006.
The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions declared during the nine months ended September 30, 1999. The Partnership declared and paid a distribution to the limited partners of approximately $100,000 ($4.32 per limited partnership unit) during the nine months ended September 30, 1998. In January 1999, the Partnership paid a distribution to the limited partners of approximately $600,000 ($25.93 per limited partnership unit) which had been declared at the end of 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On April 27, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 996 units.

On July 23, 1999, AIMCO Properties, L.P. commenced an additional tender offer to purchase up to 10,425 (45.05% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $284 per unit. This offer expired August 25, 1999. Pursuant to this offer, AIMCO Properties, L.P., acquired 588 units.

As a result of the 1999 tender offers, AIMCO and its affiliates currently own 6,456.34 units of limited partnership interest in the Partnership representing 27.90% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                              WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


                              By:  Two Winthrop Properties, Inc.
                                   Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: