Form 10KSB
period 1999-12-30
WINTHROP GROWTH INVESTORS I LP
filed 2000-03-30
CIK 722565

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,722,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. For additional information with respect to the Partnership's properties see "Item 2. Description of Properties".

The Partnership does not have any employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfers of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation, the sole shareholder of the Managing General Partner as well as a 20.7% limited partnership interest in the Partnership. Pursuant to this transaction, the by-laws of the Managing General Partner were amended to provide for the creation of a Residential Committee.

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interests and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment properties:

                                       Date of           Type of
              Property                 Purchase     Type of Ownership         Use

Sunflower Apartments                    08/84     Fee ownership subject    Apartment
   Dallas, Texas                                   to a first mortgage     248 units

Ashton Ridge Apartments                 12/84     Fee ownership subject    Apartment
(formerly Meadow Wood Apartments)                  to a first mortgage     356 units
   Jacksonville, Florida

Stratford Place Apartments              12/85     Fee ownership subject    Apartment
   Gaithersburg, Maryland                          to a first mortgage     350 units

Stratford Village Apartments            02/86     Fee ownership subject    Apartment
   Montgomery, Alabama                             to a first mortgage     224 units

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying    Accumulated                           Federal
Property                   Value     Depreciation     Rate      Method     Tax Basis
                              (in thousands)                             (in thousands)
Sunflower                 $ 9,042       $ 6,256     5-25 yrs     S/L        $ 3,465
Ashton Ridge               12,933         6,581     5-25 yrs     S/L          4,388
Stratford Place            15,542         7,686     5-25 yrs     S/L          5,876
Stratford Village           9,139         4,880     5-25 yrs     S/L          2,865

   Totals                 $46,656       $25,403                             $16,594

 See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:

                        Principal                                         Principal
                        Balance At     Stated                              Balance
                       December 31,   Interest     Period    Maturity       Due At
      Property             1999         Rate     Amortized     Date      Maturity (2)
                      (in thousands)                                    (in thousands)
Sunflower
  1st Mortgage           $ 2,593        7.46%     360 mos.   02/11/26        $  --
Ashton Ridge
  1st Mortgage             4,103       10.00%       (1)      12/01/00        4,071
Stratford Place
  1st Mortgage             9,046        8.23%       (1)      07/01/06        7,739
Stratford Village
  1st Mortgage             5,064        7.72%     360 mos.   11/01/24           --
       Totals            $20,806                                           $11,810

(1) The principal balance is being amortized over varying periods with balloon payments due December 1, 2000 with respect to the Ashton Ridge loan and July 1, 2006 with respect to the Stratford Place loan.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                Average Annual                Average
                                 Rental Rates                Occupancy
                                  (per unit)
Property                       1999          1998        1999        1998
Sunflower                    $ 5,921       $ 5,585        97%         98%
Ashton Ridge                   6,514         6,377        92%         86%
Stratford Place                8,080         7,625        97%         97%
Stratford Village              6,752         6,788        93%         84%

The increase at Ashton Ridge Apartments is due to the completion of renovation projects at the property which enhanced the property's curb appeal and improved marketing efforts. The Managing General Partner attributes the increase in occupancy at Stratford Village Apartments to increased marketing and improved tenant retention efforts.

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property are as follows:

                               1999          1999
                             Billing         Rate
                          (in thousands)
Sunflower                      $155          2.76%
Ashton Ridge                    145          2.07%
Stratford Place                 188          3.36%
Stratford Village                56          3.45%

Capital Improvements:

Sunflower Apartments: The Partnership completed approximately $297,000 in capital expenditures at Sunflower Apartments as of December 31, 1999, consisting primarily of exterior painting, roof replacement, carpet and vinyl replacement, parking lot upgrades, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $74,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ashton Ridge Apartments (formerly Meadow Wood Apartments): The Partnership completed approximately $766,000 in capital expenditures at Ashton Ridge Apartments as of December 31, 1999, consisting primarily of carpet and vinyl replacement, parking lot upgrades, roof replacement, interior decoration, model improvements, major landscaping, fencing, cabinet replacement, appliances, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $106,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments: The Partnership completed approximately $658,000 in capital expenditures at Stratford Place Apartments as of December 31, 1999, consisting primarily of plumbing replacements, structural upgrades, air conditioning unit replacements, carpet and vinyl replacement, and parking lot upgrades. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village: The Partnership completed approximately $167,000 in capital expenditures at Stratford Village as of December 31, 1999, consisting primarily of carpet and vinyl replacement, other building improvements, and parking lot upgrades. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $67,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 1999, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units. As of December 31, 1999, the number of holders of
Limited Partnership Units was 894 and the number of units outstanding was 23,139. Affiliates of the Managing General Partner owned approximately 6,474.34 Units or approximately 27.98% at December 31, 1999. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98             $700,000 (1)           $30.25
       01/01/99 - 12/31/99              490,000 (1)            21.18

(1) Distribution was made from cash from operations (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 6,474.34 limited partnership units in the Partnership representing 27.98% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership units in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Partnership's net loss for the year ended December 31, 1999 was approximately $38,000 as compared to a net loss of approximately $173,000 for the year ended December 31, 1998. The decrease in net loss is primarily due to an increase in total revenues which is partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all of the Partnership's investment properties with the exception of Stratford Village, and increased occupancy at Stratford Village and Ashton Ridge. These increases more than offset the decrease in rental rates at Stratford Village, the decrease in occupancy at Sunflower and the increase in concession costs and bad debt expense at Ashton Ridge.

Total expenses for 1999 as compared to 1998 increased due to an increase in general and administrative expense, depreciation expense, and operating expenses partially offset by a decrease in property tax expense. General and administrative expenses increased primarily due to increased general partner reimbursements allowed under the Partnership Agreement and increased professional fees associated with managing the Partnership. These increases were partially offset by reduced printing and mailing costs and reduced tax fees and licenses. Included in general and administrative expenses are reimbursements to affiliates of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to property improvements and replacements added in the last twelve months which are now being depreciated. Operating expenses increased due to an increase in utility charges at some of the Partnership's properties; increased payroll costs at all the Partnership's properties; and increased license fees at Stratford Place Apartments for inspections related to code adherence. These increases were partially offset by reduced maintenance expenses due to extensive repairs performed in 1998 at the properties and reduced insurance expense due to a change in insurance carriers late in 1998. Property tax expense decreased primarily due to a tax refund received at Stratford Place Apartments for prior year taxes and a reduced assessed value for this property for 1999.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,889,000 as compared to approximately $1,863,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $26,000 for the year ended December 31, 1999 is due to approximately $1,973,000 of cash provided by operating activities, which was substantially offset by approximately $1,073,000 of cash used in investing activities and approximately $874,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders and net insurance proceeds received. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions paid to the partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $353,400. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

 The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,806,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in December 2000 and $7,739,000 in July 2006. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing in December 2000. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $490,000 ($21.18 per limited partnership unit) was declared during the year ended December 31, 1999, and paid in January 2000. Cash distributions from operations of approximately $700,000 ($30.25 per limited partnership unit) were declared during the year ended December 31, 1998. $600,000 of this amount was paid in January 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 6,474.34 limited partnership units in the Partnership representing approximately 27.98% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership units in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Independent Public Accountants - Arthur Andersen LLP

      Independent Auditors' Report - Imowitz Koenig & Co., LLP

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                   Report of Independent Public Accountants

To the Partners of

Winthrop Growth Investors 1 Limited Partnership:


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries as of December 31, 1999, and the results of their operations and cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        /s/Arthur Andersen LLP
                                                  Certified Public Accountants


Denver, Colorado
March 3, 2000

                          Independent Auditors' Report

The Partners

Winthrop Growth Investors 1 Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Winthrop Growth Investors 1 Limited Partnership (a limited partnership) (the "Partnership") and its subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/IMOWITZ KOENIG & CO., LLP
                                                  Certified Public Accountants

New York, New York
January 13, 1999

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                December 31, 1999

Assets
    Cash and cash equivalents                                    $  1,889
    Receivables and deposits                                          674
    Restricted escrows                                                414
    Other assets                                                    1,098
    Investment properties (Notes D and F)
      Land                                          $ 4,015
      Buildings and related personal property        42,641
                                                     46,656

      Less accumulated depreciation                 (25,403)       21,253

                                                                 $ 25,328

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                               $   615
   Tenant security deposit liabilities                                170
   Accrued property taxes                                             139
   Distribution payable                                               490
   Other liabilities                                                  291
   Mortgage notes payable (Note D)                                 20,806

Partners' (Deficit) Capital
   General partners                                $ (1,279)
   Limited partners (23,139 units
      issued and outstanding)                         4,096         2,817

                                                                 $ 25,328

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                            Years Ended December 31,
                                                                1999         1998
Revenues:
   Rental income                                              $ 7,371      $ 6,932
   Other income                                                   351          346
         Total revenues                                         7,722        7,278

Expenses:
   Operating                                                    3,216        3,084
   General and administrative                                     233          178
   Depreciation                                                 2,015        1,795
   Interest                                                     1,811        1,843
   Property taxes                                                 485          551
         Total expenses                                         7,760        7,451

Net loss (Note E)                                              $  (38)      $ (173)

Net loss allocated to general partners (10%)                    $  (4)      $  (17)

Net loss allocated to limited partners (90%)                      (34)        (156)
                                                               $  (38)      $ (173)

Net loss per limited partnership unit                         $ (1.47)     $ (6.74)

Distributions per limited partnership unit                    $ 21.18      $ 30.25

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                       Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149     $ 2,000     $23,149     $25,149

Partners' (deficit) capital at
   December 31, 1997                    23,139     $(1,258)    $ 5,476     $ 4,218

Net loss for the year
   ended December 31, 1998                  --         (17)       (156)       (173)

Distributions to limited partners           --          --        (700)       (700)

Partners' (deficit) capital at
   December 31, 1998                    23,139      (1,275)      4,620       3,345

Net loss for the year
   ended December 31, 1999                  --          (4)        (34)        (38)

Distributions to limited partners           --          --        (490)       (490)

Partners' (deficit) capital at
   December 31, 1999                    23,139     $(1,279)    $ 4,096     $ 2,817


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                        Years Ended December 31,
                                                             1999         1998
Cash flows from operating activities:
   Net loss                                                 $ (38)       $ (173)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation                                           2,015        1,795
      Amortization of loan costs and deferred costs            105          116
      (Gain) loss on disposal of property                      (49)          34
      Change in accounts:
        Receivables and deposits                                36         (117)
        Other assets                                            73          (99)
        Accounts payable                                       (39)          48
        Tenant security deposit liabilities                     25           (2)
        Accrued property taxes                                (154)         164
        Other liabilities                                       (1)         (21)
          Net cash provided by operating activities          1,973        1,745

Cash flows from investing activities:
   Property improvements and replacements                   (1,431)      (1,398)
   Net withdrawals from restricted escrows                     295          359
   Net insurance proceeds received                              63           --
          Net cash used in investing activities             (1,073)      (1,039)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (274)        (251)
   Distributions paid to limited partners                     (600)        (100)
          Net cash used in financing activities               (874)        (351)

Net increase in cash and cash equivalents                       26          355

Cash and cash equivalents at beginning of period             1,863        1,508

Cash and cash equivalents at end of period                 $ 1,889      $ 1,863

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,751      $ 1,773

Supplemental disclosure of non-cash activity:
   Distribution payable                                     $ 490         $ 600
   Property improvements and replacements included
     in accounts payable                                    $ 457          $ --

         See Accompanying Notes to Consolidated Financial Statements

                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership will terminate December 31, 2003 unless terminated prior to such date. The Partnership, via its controlling interest in three partnerships and a trust, is the owner of four residential apartment complexes located in various parts of the United States.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK
Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses in 1999 and 1998.

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

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per limited partnership unit is computed by dividing the net income (loss) allocated to the limited partners by 23,139 units outstanding.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties, which consist of four apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1999 or 1998.

Loan Costs: Loan costs of approximately $945,000, less accumulated amortization of approximately $541,000 are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans. The amortization of loan costs is included in interest expense.

Deferred  Costs:   Costs  related  to  the  acquisition  of  the  properties  of
approximately   $1,187,000,   less  accumulated  amortization  of  approximately
$641,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

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

Restricted Escrows: In relation to the mortgages at all four properties, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 1999, the balance was approximately $414,000.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising: Advertising costs of approximately $106,000 in 1999 and $101,000 in 1998 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassification: Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

Pursuant to the amended and restated by-laws, Insignia had the right to elect one director to the Managing General Partner's Board of Directors and to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Registrant.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interest and the rights granted to Insignia pursuant to the First Winthrop Corporation transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                  1999        1998
                                                   (in thousands)
Property management fees (included in             $383        $362
  operating expenses)
Reimbursement for services of affiliates
  (included in investment properties,
  operating expenses and general and
  administrative expenses)                         162          76


During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $383,000 and $362,000 during the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $162,000 and $76,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 6,474.34 limited partnership units in the Partnership representing 27.98% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership units in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Mortgage Notes Payable

The principle terms of the mortgage notes payable are as follows:

                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 1999       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Sunflower
  1st Mortgage         $ 2,593       $    19      7.46%     02/11/26       $    --
Ashton Ridge
  (formerly
  Meadow Wood)
  1st Mortgage           4,103            37     10.00%     12/01/00         4,071
Stratford Place
  1st Mortgage           9,046            75      8.23%     07/01/06         7,739
Stratford Village
  1st Mortgage           5,064            38      7.72%     11/01/24            --
                       $20,806       $   169                               $11,810

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage encumbering the Sunflower Apartments property is subject to a prepayment penalty if the loan is prepaid prior to February 11, 2006. The mortgage encumbering the Stratford Place Apartments property is subject to a prepayment penalty if the loan is paid prior to maturity. Further, the Partnership's investment properties may not be sold subject to existing indebtedness. Although there can be no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt maturing in December 2000.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

       2000             $ 4,365
       2001                 284
       2002                 307
       2003                 333
       2004                 360
    Thereafter           15,157
                        $20,806

Note E - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                       1999        1998
Net loss - financial statements                        $ (38)    $  (173)
Differences resulted from:
   Depreciation and amortization                         (25)        (26)
   Other                                                 (62)         72
Net loss - income tax method                          $ (125)     $ (127)

Taxable loss per limited partnership unit
   outstanding after giving effect to the
   allocation to the general partner                  $(4.86)    $ (5.49)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                                $ 2,817
Land and buildings                                        129
Accumulated depreciation                               (4,789)
Other                                                     544
Net liabilities - Federal tax basis                   $(1,299)

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)

Sunflower                      $ 2,593       $ 1,624     $ 5,938         $ 1,480
Ashton Ridge                     4,103           690       8,988           3,255
Stratford Place                  9,046         1,368      11,978           2,196
Stratford Village                5,064           333       7,918             888

          Totals               $20,806       $ 4,015     $34,822         $ 7,819




                    Gross Amount At Which Carried
                        At December 31, 1999
                           (in thousands)
                              Buildings
                                 And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)

Sunflower           $ 1,624    $ 7,418   $ 9,042     $ 6,256       08/84       5-25
Ashton Ridge            690     12,243    12,933       6,581       12/84       5-25
Stratford Place       1,368     14,174    15,542       7,686       12/85       5-25
Stratford Village       333      8,806     9,139       4,880       02/86       5-25

      Totals        $ 4,015    $42,641   $46,656     $25,403

Reconciliation of Real Estate and Accumulated Depreciation:


                                            Years Ended December 31,
                                              1999             1998
                                                 (in thousands)
Real Estate
Balance at beginning of year               $44,801          $43,474
   Property improvements                     1,888            1,398
   Property dispositions                       (33)             (71)
Balance at end of year                     $46,656          $44,801

Accumulated Depreciation
Balance at beginning of year               $23,407          $21,649
   Additions charged to expense              2,015            1,795
   Property dispositions                       (19)             (37)
Balance at end of year                     $25,403          $23,407


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998 is approximately $47,785,000 and $44,927,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is approximately $30,192,000 and $28,250,000, respectively.

Note G- Distributions

A cash distribution from operations of approximately $490,000 ($21.18 per limited partnership unit) was declared during the year ended December 31, 1999, and paid in January 2000. Cash distributions from operations of approximately $700,000 ($30.25 per limited partnership unit) were declared during the year ended December 31, 1998, $600,000 of this amount was paid in January 1999.

Note H - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes in Alabama, Florida, Maryland, and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                     Residential     Other      Totals

Rental income                              $ 7,371       $  --     $ 7,371
Other income                                   333          18         351
Interest expense                             1,811          --       1,811
Depreciation                                 2,015          --       2,015
General and administrative expense              --         233         233
Segment income (loss)                          177        (215)        (38)
Total assets                                24,252       1,076      25,328
Capital expenditures for investment
  properties                                 1,888          --       1,888

1998

                                         Residential    Other       Totals
Rental income                              $ 6,932       $  --     $ 6,932
Other income                                   331          15         346
Interest expense                             1,843          --       1,843
Depreciation                                 1,795          --       1,795
General and administrative expense              --         178         178
Segment (loss)                                 (10)       (163)       (173)
Total assets                                24,611       1,341      25,952
Capital expenditures for investment
  properties                                 1,398          --       1,398


Note I- Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective  December 8, 1999,  the  Registrant  dismissed  its prior  Independent
Auditors, Imowitz Koenig & Co., LLP ("Imowitz") and retained as its new Independent Auditors, Arthur Andersen LLP. Imowitz's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1998 and through December 8, 1999, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective December 8, 1999, the Registrant engaged Arthur Andersen LLP as its Independent Auditors. During the last two calendar years and through December 8, 1999, the Registrant did not consult Arthur Andersen LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") has no officers or directors. Two Winthrop Properties, Inc. (the "Managing General Partner") manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

As of December 31, 1999, the names of the directors and executive officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

        Name            Age    Position

Patrick J. Foye         42    Vice President - Residential and Director

Martha L. Long          40    Senior Vice President and Controller - Residential

Michael L. Asner        47    Chief Executive Officer and Director

Peter Braverman         48    Executive Vice President and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company
("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                               Number of Units       Percentage

AIMCO Properties LP                      6,474.34            27.98%
  (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                     1999       1998
                                                     (in thousands)
Property management fees                             $383       $362
Reimbursement for services of affiliates              162         76


During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner, were entitled to 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $383,000 and $362,000 during the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $162,000 and $76,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 6,474.34 limited partnership units in the Partnership representing 27.98% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership units in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

            Current Report on Form 8-K dated December 10, 1999 and filed on December 14, 1999, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's certifying accountant and the appointment of Arthur Andersen LLP as the certifying accountants for the year ended December 31, 1999.

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

                                    WINTHROP GROWTH INVESTORS 1 LIMITED
                                    PARTNERSHIP

                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President and
                                          Controller - Residential

                                      Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye            Vice President - Residential        Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Vice President and                  Date:
Martha L. Long                Controller - Residential

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

      10 (d) Amendment Number One to the Joint Venture Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower)

      10 (e)      Meadow  Wood   Winthrop   Associates   Limited   Partnership
                  Certificate and Agreement filed on December 1, 1988

      10 (f) Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990

      10 (g) Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990

      10 (h)      Management   Agreement   between   Sunflower   and  Winthrop
                  Management dated April 1, 1990

      16 (i)      Letter dated September 19, 1996 from Arthur Andersen LLP

      16.1(i)     Letter dated December 14, 1999, from Imowitz Koenig & Co.,
                  LLP regarding its concurrence with the statements made by the Registrant.

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

      (i) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 10, 1999, and incorporated herein by reference.

                                   Exhibit 99

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.    Statement of Cash Available for Distribution:


                                     Three Months Ended       Year Ended
                                      December 31, 1999    December 31, 1999
                                                 (in thousands)

Net loss                                   $  (203)              $  (38)
Add:
   Amortization expense                         23                  105
   Depreciation expense                        610                2,015
Less cash from (to) reserves                    60               (1,592)

Cash available for distribution             $  490                $ 490
Distributions allocated to
   limited partners                         $  490                $ 490


2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 1999:

    Entity Receiving                        Form of
      Compensation                        Compensation                  Amount

General Partners         Interest in Cash Available for Distribution    $  --

Affiliates of the        Property Management Fee                        $ 383
Managing General
Partner

Affiliates of the        Reimbursement for Services                     $ 162
Managing General
Partner