Form 10QSB
period 2000-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2000-05-15
CIK 722565

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $ 1,249
   Receivables and deposits, net of allowance of $52                            620
   Restricted escrows                                                           469
   Other assets                                                               1,043
   Investment properties:
       Land                                                  $  4,015
       Buildings and related personal property                 42,861
                                                               46,876
       Less accumulated depreciation                          (25,935)       20,941
                                                                           $ 24,322

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  223
   Tenant security deposit liabilities                                          177
   Accrued property taxes                                                        72
   Other liabilities                                                            299
   Mortgage notes payable                                                    20,732

Partners' (Deficit) Capital

   General partners                                          $ (1,279)
   Limited partners (23,139 units
      issued and outstanding)                                   4,098         2,819
                                                                           $ 24,322

            See Accompanying Notes to Consolidated Financial Statements

b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2000           1999
Revenues:
   Rental income                                             $1,949         $1,833
   Other income                                                  84             73
       Total revenues                                         2,033          1,906
Expenses:
   Operating                                                    754            732
   General and administrative                                    59             42
   Depreciation                                                 532            464
   Interest                                                     448            457
   Property taxes                                               140             90
   Bad debt expense, net                                         98             21
       Total expenses                                         2,031          1,806

Net income                                                    $   2          $ 100

Net income allocated to general partners (10%)                $  --           $ 10

Net income allocated to limited partners (90%)                    2             90

                                                              $   2          $ 100

Net income per limited partnership unit                      $ 0.09         $ 3.89

            See Accompanying Notes to Consolidated Financial Statements

c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 1999                  23,139     $(1,279)     $ 4,096      $ 2,817

Net income for the three months
   ended March 31, 2000                   --          --            2            2

Partners' (deficit) capital
   at March 31, 2000                  23,139     $(1,279)     $ 4,098      $ 2,819

            See Accompanying Notes to Consolidated Financial Statements

d)
                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                       $   2       $ 100
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     532         464
    Amortization of loan costs and deferred costs                     24          28
    Casualty gain                                                     --         (82)
    Bad debt expense, net                                             98          21
    Change in accounts:
       Receivables and deposits                                      (44)       (194)
       Other assets                                                   31          10
       Accounts payable                                               65         (61)
       Tenant security deposit liabilities                             7          (1)
       Accrued property taxes                                        (67)        133
       Other liabilities                                               8          17
          Net cash provided by operating activities                  656         435

Cash flows from investing activities:

  Property improvements and replacements                            (677)       (267)
  Net insurance proceeds from casualties                              --          96
  Net (deposits to) withdrawals from restricted escrows              (55)         34
          Net cash used in investing activities                     (732)       (137)

Cash flows from financing activities:

  Payments on mortgage notes payable                                 (74)        (66)
  Distributions paid to limited partners                            (490)       (600)
          Net cash used in financing activities                     (564)       (666)

Net decrease in cash and cash equivalents                           (640)       (368)

Cash and cash equivalents at beginning of period                   1,889       1,863

Cash and cash equivalents at end of period                       $ 1,249     $ 1,495

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $  432       $ 440

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $457,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERHSIP

                     NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 97      $ 93
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        35        14

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management  services.  The  Partnership  paid to such  affiliates  approximately
$97,000 and $93,000 during the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $35,000 and $14,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 6,474.34 limited partnership units in the Partnership representing 27.98% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2000 and 1999 (in thousands):

                                             2000            1999

Net Income                                   $   2           $ 100
Add:  Amortization expense                      24              28
      Depreciation expense                     532             464
Less: Cash to reserves                         (58)           (592)

Cash available for distribution             $  500            $ --

Distributions allocated to
  Limited Partners                          $  500            $ --

General Partners' interest in
  cash available for distribution            $  --            $ --

Note E - Distributions

There were no distributions declared during the three months ended March 31, 2000 and 1999. During the three months ended March 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. Subsequent to March 31, 2000, a distribution to the limited partners from operations of approximately $500,000 ($21.60 per limited partnership unit) was declared. During the three months ended March 31, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998.

Note F - Mortgage Notes Payable

Although there is no assurance that it will be able to do so, the Managing General Partner believes it will be able to refinance the debt at Ashton Ridge Apartments maturing in December 2000.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes, one each located in Alabama, Florida, Maryland, and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential       Other         Totals
                                                     (in thousands)

Rental income                             $ 1,949         $   --        $ 1,949
Other income                                   80              4            84
Depreciation                                  532             --           532
Interest expense                              448             --           448
General and administrative expense             --             59            59
Bad debt expense                               98             --            98
Segment profit (loss)                          57            (55)            2
Total assets                               23,799            523        24,322
Capital expenditures for investment
  properties                                  220             --           220


                 1999                   Residential       Other         Totals
                                                     (in thousands)

Rental income                            $ 1,833         $   --        $ 1,833
Other income                                  65              8            73
Depreciation                                 464             --           464
Interest expense                             457             --           457
General and administrative expense            --             42            42
Bad debt expense                              21             --            21
Segment profit (loss)                        134            (34)          100
Total assets                              24,593            881        25,474
Capital expenditures for investment
  properties                                 267             --           267

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy
                                                   2000       1999
      Ashton Ridge Apartments (formerly
        Meadow Wood Apartments)
        Jacksonville, Florida                       93%        85%
      Stratford Place Apartments
        Gaithersburg, Maryland                      98%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         92%        95%
      Sunflower Apartments
        Dallas, Texas                               98%        95%

The Managing General Partner attributes the increase in occupancy at Ashton Ridge to the completion of renovation projects at the property which enhanced the property's curb appeal and improved marketing efforts. The Managing General Partner attributes the decrease in occupancy at Stratford Village to increased competition in the apartment rental market of Montgomery, Alabama. The Managing General Partner attributes the increase in occupancy at Sunflower Apartments to increased marketing efforts.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $2,000 compared to net income of approximately $100,000 for the corresponding period in 1999. The decrease in net income is primarily attributable to an increase in total expenses that more than offset the increase in total revenues. The increase in total expenses is primarily attributable to an increase in depreciation, property tax, bad debt, and general and administrative expenses. Depreciation expense increased at all the Partnership's properties due to an increase in depreciable assets placed into service over the past year. Property tax expense increased primarily due to a refund received in 1999 for the Stratford Place Apartments and increased assessed values at the Partnership's other properties. Bad debt expense increased due to an increase in tenant evictions which resulted in tenant receivable balances being written off during the three months ended March 31, 2000. The Managing General Partner has turned these accounts over to a collection agency. General and administrative expenses increased due to an increase in general partner reimbursements allowed under the Partnership Agreement. Included in general and administrative expenses are reimbursements to affiliates of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues is attributable to an increase in both rental income and other income. Rental income increased due to increased average rental rates at all the Partnership's properties, and an increase in occupancy at Ashton Ridge and Sunflower Apartments. Other income increased due to increases in vending income, telephone commissions, and tenant charges, partially offset by reduced interest income due to lower cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,249,000 compared to approximately $1,495,000 at March 31, 1999. The decrease in cash and cash equivalents for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999 was approximately $640,000. This decrease is due to approximately $732,000 of cash used in investing activities and approximately $564,000 of cash used in financing activities partially offset by approximately $656,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions paid to the limited partners and principal payments made on mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in a money market account.

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

Ashton Ridge Apartments

Approximately $141,000 has been budgeted for capital improvements during the year 2000 at Ashton Ridge Apartments consisting primarily of floor covering replacements, air conditioning unit replacement, and appliance replacement. During the three months ended March 31, 2000, the Partnership spent approximately $84,000 for capital improvements consisting primarily of floor covering replacement, water meter and sewer upgrades, and appliance replacement. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

Approximately  $114,000 has been  budgeted for capital  improvements  during the year 2000 at Stratford Place Apartments consisting primarily of carpet replacement, water heater replacements, air conditioning unit replacements, and appliance replacements. During the three months ended March 31, 2000, the Partnership spent approximately $96,000 for capital improvements consisting primarily of carpet replacement, plumbing enhancements, other building improvements, and land improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

Approximately $225,000 has been budgeted for capital improvements during the year 2000 at Stratford Village Apartments consisting primarily of roof replacements, floor covering replacements, parking lot upgrades, and structural upgrades. During the three months ended March 31, 2000, the Partnership spent approximately $25,000 for capital improvements consisting primarily of floor covering replacements, appliance replacements and air conditioning replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunflower Apartments

Approximately $80,000 has been budgeted for capital improvements during the year 2000 at Sunflower Apartments consisting primarily of floor covering replacement, interior decoration, appliance replacement, and major landscaping. During the three months ended March 31, 2000, the Partnership spent approximately $15,000 for capital improvements consisting primarily of floor covering replacement, and other building enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,732,000 is amortized over varying periods with balloon payments of approximately $4,071,000 in December 2000 and $8,000,000 in 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions declared during the three months ended March 31, 2000 and 1999. During the three months ended March 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. Subsequent to March 31, 2000, a distribution to the limited partners from operations of approximately $500,000 ($21.60 per limited partnership unit) was declared. During the three months ended March 31, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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