Form 10QSB
period 2000-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2000-08-11
CIK 722565

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  502
   Receivables and deposits                                                     678
   Restricted escrows                                                           529
   Other assets                                                               1,008
   Investment properties:
       Land                                                  $  4,015
       Buildings and related personal property                 43,124
                                                               47,139
       Less accumulated depreciation                          (26,473)       20,666
                                                                           $ 23,383

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   92
   Tenant security deposit liabilities                                          176
   Accrued property taxes                                                       166
   Other liabilities                                                            267
   Mortgage notes payable                                                    20,659

Partners' (Deficit) Capital

   General partners                                          $ (1,271)
   Limited partners (23,139 units
      issued and outstanding)                                   3,294         2,023
                                                                           $ 23,383

            See Accompanying Notes to Consolidated Financial Statements

b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months               Six Months
                                         Ended June 30,            Ended June 30,
                                        2000        1999         2000         1999
Revenues:
   Rental income                       $ 2,003     $ 1,880     $ 3,952       $ 3,713
   Other income                             98          81         182           154
       Total revenues                    2,101       1,961       4,134         3,867

Expenses:
   Operating                               790          744       1,544        1,476
   General and administrative               85           88         144          130
   Depreciation                            538          487       1,070          951
   Interest                                449          455         897          912
   Property tax                            138          122         278          212
   Bad debt expense, net                    19           26         117           47
       Total expenses                    2,019        1,922       4,050        3,728

Net income                              $   82         $ 39        $ 84        $ 139

Net income allocated to general
   partner (10%)                         $   8          $ 4         $ 8         $ 14
Net income allocated to limited
   partners (90%)                           74           35          76          125

                                        $   82         $ 39        $ 84        $ 139

Net income per limited
   partnership unit                     $ 3.20       $ 1.51      $ 3.28       $ 5.40

Distributions per limited
   partnership unit                    $ 37.94       $   --      $ 37.94        $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 1999                  23,139     $(1,279)     $ 4,096      $ 2,817

Distributions to limited

   partners                               --          --         (878)        (878)

Net income for the six months
   ended June 30, 2000                    --           8           76           84

Partners' (deficit) capital
   at June 30, 2000                   23,139     $(1,271)     $ 3,294      $ 2,023

            See Accompanying Notes to Consolidated Financial Statements

d)
                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                      $   84       $ 139
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,070         951
    Amortization of loan costs and deferred costs                     58          55
    Casualty gain                                                     --         (52)
    Bad debt expense, net                                            117          47
    Change in accounts:
       Receivables and deposits                                     (121)       (150)
       Other assets                                                   32         164
       Accounts payable                                              (66)        (18)
       Tenant security deposit liabilities                             6           6
       Accrued property taxes                                         27        (123)
       Other liabilities                                             (24)         32
          Net cash provided by operating activities                1,183       1,051

Cash flows from investing activities:

  Property improvements and replacements                            (940)       (586)
  Net insurance proceeds from casualties                              --          66
  Net deposits to restricted escrows                                (115)        (30)
          Net cash used in investing activities                   (1,055)       (550)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (147)       (134)
  Distributions paid to limited partners                          (1,368)       (600)
          Net cash used in financing activities                   (1,515)       (734)

Net decrease in cash and cash equivalents                         (1,387)       (233)

Cash and cash equivalents at beginning of period                   1,889       1,863

Cash and cash equivalents at end of period                        $  502     $ 1,630

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  865      $ 879

At December 31, 1999 approximately $457,000 of property improvements and replacements were included in accounts payable.

Distributions of approximately $490,000 were accrued at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERHSIP

                     NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $201      $190
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        80        71

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $201,000 and $190,000 during the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $80,000 and $71,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 6,489.34 limited partnership units in the Partnership representing approximately 28.05% of the outstanding units. A number of these units were acquired in the First Winthrop Corporation transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2000 (in thousands):

                                       Three Months Ended   Six Months Ended
                                          June 30, 2000       June 30, 2000

Net Income                                    $   82                $ 84
Add:  Amortization expense                        34                  58
      Depreciation expense                       538               1,070
Less: Cash to reserves                          (654)             (1,212)

Cash available for distribution               $   --                $ --

Distributions allocated to
  Limited Partners                            $   --                $ --

General Partners' interest in
  cash available for distribution             $   --                $ --

Note E - Distributions

During the six months ended June 30, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.94 per limited partnership unit) during the six months ended June 30, 2000. There were no distributions declared during the six months ended June 30, 1999. During the six months ended June 30, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998.

Note F - Mortgage Note Payable

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three months ended June 30, 2000     Residential       Other         Totals
                                                     (in thousands)

Rental income                             $ 2,003         $   --       $ 2,003
Other income                                   96              2            98
Depreciation                                  538             --           538
Interest expense                              449             --           449
General and administrative expense             --             85            85
Bad debt expense                               19             --            19
Segment profit (loss)                         165            (83)           82


    Six months ended June 30, 2000      Residential       Other         Totals
                                                     (in thousands)

Rental income                             $ 3,952         $   --       $ 3,952
Other income                                  176              6           182
Depreciation                                1,070             --         1,070
Interest expense                              897             --           897
General and administrative expense             --            144           144
Bad debt expense                              117             --           117
Segment profit (loss)                         222           (138)           84
Total assets                               22,925            458        23,383
Capital expenditures for investment
  properties                                  483             --           483

    Three months ended June 30, 1999     Residential       Other         Totals
                                                     (in thousands)

Rental income                            $ 1,880         $   --       $ 1,880
Other income                                  79              2            81
Depreciation                                 487             --           487
Interest expense                             455             --           455
General and administrative expense            --             88            88
Bad debt expense                              26             --            26
Segment profit (loss)                        125            (86)           39


    Six months ended June 30, 1999      Residential       Other         Totals
                                                     (in thousands)

Rental income                            $ 3,713         $   --       $ 3,713
Other income                                 144             10           154
Depreciation                                 951             --           951
Interest expense                             912             --           912
General and administrative expense            --            130           130
Bad debt expense                              47             --            47
Segment profit (loss)                        259           (120)          139
Total assets                              18,300          6,954        25,254
Capital expenditures for investment
  properties                                 586             --           586

Note H - Casualty Gain

In January 1999, Sunflower Apartments had a fire that damaged six apartment units. Total insurance proceeds received less the write-off of assets replaced resulted in a net casualty gain of approximately $52,000. Additionally, the Partnership received approximately $40,000 of insurance proceeds during the six months ended June 30, 1999 related to a casualty claim made in 1996 on behalf of Sunflower Apartments.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy
                                                   2000       1999
      Ashton Ridge Apartments
        Jacksonville, Florida                       94%        89%
      Stratford Place Apartments
        Gaithersburg, Maryland                      98%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         92%        95%
      Sunflower Apartments
        Dallas, Texas                               98%        96%

The Managing General Partner attributes the increase in occupancy at Ashton Ridge Apartments to the completion of renovation projects at the property which enhanced the property's curb appeal as well as improved marketing efforts. The Managing General Partner attributes the decrease in occupancy at Stratford Village Apartments to increased competition in the apartment rental market of Montgomery, Alabama.

Results of Operations

The Partnership reported net income of approximately $84,000 for the six months ended June 30, 2000 as compared to net income of approximately $139,000 for the corresponding period in 1999. The Partnership reported net income of approximately $82,000 for the three months ended June 30, 2000 as compared to approximately $39,000 for the three months ended June 30, 1999. The decrease in net income for the six month period is due to increased total expenses, partially offset by increased total revenues. The increase in net income for the three month period is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and six month periods was due to increased rental income and other income. Rental income increased due to an increase in market rent at all the Partnership's properties and increases in occupancy at Ashton Ridge Apartments and Sunflower Apartments which more than offset the decrease in occupancy at Stratford Village Apartments. Other income increased primarily due to an increase in cable television income and telephone commissions, partially offset by reduced interest income due to lower cash balances in interest bearing accounts.

Total expenses increased for the six month periods ended June 30, 2000 and 1999 due primarily to increased operating, depreciation, property tax, bad debt and general and administrative expenses. Total expenses increased for the three month periods ended June 30, 2000 and 1999 due primarily to increased operating, depreciation, and property tax expense. Operating expense increased for both the three and six month periods due primarily to increases in utility charges primarily at Stratford Place Apartments, increased employee bonuses, increased insurance expense and net insurance proceeds received in 1999 for the casualties at Sunflower apartments, partially offset by reduced business license expense at Stratford Place Apartments. Depreciation expense increased at all the Partnership's properties for both the three and six month periods due to the increase in depreciable assets placed into service over the past twelve months. Property tax expense increased for the six month period primarily due to a refund received during the first quarter of 1999 for the Stratford Place Apartments. In addition, there were increases in the assessed values at the Partnership's other properties. Bad debt expense increased for the six month period ended June 30, 2000 due primarily to an increase in tenant evictions at Ashton Ridge Apartments, which resulted in tenant receivable balances being written off during the first quarter of 2000. For the three months ended June 30, 2000 there were no large receivable write-offs. General and administrative expenses increased for the six months ended June 30, 2000 due to increased general partner reimbursements allowed under the Partnership agreement and increased professional fees associated with managing the Partnership. For the three months ended June 30, 2000 general and administrative expense decreased slightly due to the timing of the receipt of charges for general partner reimbursements and professional services. Included in general and administrative expenses are reimbursements to affiliates of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $502,000 compared to approximately $1,630,000 at June 30, 1999. The decrease in cash and cash equivalents for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $1,387,000. This decrease is due to approximately $1,515,000 of cash used in financing activities and approximately $1,055,000 of cash used in investing activities partially offset by approximately $1,183,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the limited partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Ashton Ridge Apartments

Approximately $257,000 has been budgeted for capital improvements during the year 2000 at Ashton Ridge Apartments consisting primarily of floor covering replacements, air conditioning unit replacement, and appliance replacement. During the six months ended June 30, 2000, the Partnership spent approximately $164,000 for capital improvements consisting primarily of floor covering replacement, water meter and sewer upgrades, roof replacement, structural upgrades, appliance replacement, and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

Approximately  $329,000 has been  budgeted for capital  improvements  during the year 2000 at Stratford Place Apartments consisting primarily of carpet replacement, water heater replacements, air conditioning unit replacements, and appliance replacements. During the six months ended June 30, 2000, the
Partnership spent approximately $211,000 for capital improvements consisting primarily of plumbing enhancements, carpet replacement, water heater replacements, appliance replacements, and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

Approximately $225,000 has been budgeted for capital improvements during the year 2000 at Stratford Village Apartments consisting primarily of roof replacements, floor covering replacements, parking lot upgrades, and structural upgrades. During the six months ended June 30, 2000, the Partnership spent approximately $74,000 for capital improvements consisting primarily of floor covering replacements, structural upgrades, appliance replacements, and plumbing replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunflower Apartments

Approximately $80,000 has been budgeted for capital improvements during the year 2000 at Sunflower Apartments consisting primarily of floor covering replacement, interior decoration, appliance replacement, and major landscaping. During the six months ended June 30, 2000, the Partnership spent approximately $34,000 for capital improvements consisting primarily of floor covering replacement, appliance replacement, and other building enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,659,000 is amortized over varying periods with balloon payments of approximately $4,071,000 due in December 2000 and $8,000,000 in 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.94 per limited partnership unit) during the six months ended June 30, 2000. There were no distributions declared during the six months ended June 30, 1999. During the six months ended June 30, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

               None.

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