Form 10QSB
period 2000-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2000-11-13
CIK 722565

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

                 For the quarterly period ended September 30, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                               $    993
   Receivables and deposits                                                     838
   Restricted escrows                                                           399
   Other assets                                                               1,000
   Investment properties:
       Land                                                  $  4,015
       Buildings and related personal property                 43,398
                                                               47,413
       Less accumulated depreciation                          (26,990)       20,423
                                                                           $ 23,653

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $   196
   Tenant security deposit liabilities                                          174
   Accrued property taxes                                                       307
   Other liabilities                                                            290
   Mortgage notes payable                                                    20,584

Partners' (Deficit) Capital

   General partners                                          $ (1,263)
   Limited partners (23,139 units
      issued and outstanding)                                   3,365         2,102
                                                                           $ 23,653

            See Accompanying Notes to Consolidated Financial Statements


b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                          Three Months              Nine Months
                                       Ended September 30,      Ended September 30,
                                        2000        1999         2000         1999
Revenues:
   Rental income                       $ 2,016     $ 1,921     $ 5,968       $ 5,634
   Other income                            121          73         303           227
       Total revenues                    2,137       1,994       6,271         5,861

Expenses:
   Operating                               765         784       2,309         2,260
   General and administrative              140          61         284           191
   Depreciation                            517         454       1,587         1,405
   Interest                                448         452       1,345         1,364
   Property tax                            142         127         420           339
   Bad debt expense, net                    46          90         163           137
       Total expenses                    2,058       1,968       6,108         5,696

Net income                             $    79     $    26     $   163       $   165

Net income allocated to general
   partner (10%)                       $     8     $     3     $    16       $    17
Net income allocated to limited
   partners (90%)                           71          23         147           148

                                       $    79     $    26     $   163       $   165

Net income per limited
   partnership unit                    $  3.07     $   .99     $  6.35       $  6.40

Distributions per limited

   partnership unit                    $    --     $    --     $ 37.94       $    --

            See Accompanying Notes to Consolidated Financial Statements


c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 1999                  23,139     $(1,279)     $ 4,096      $ 2,817

Distributions to limited

   partners                               --          --         (878)        (878)

Net income for the nine months
   ended September 30, 2000               --          16          147          163

Partners' (deficit) capital

   at September 30, 2000              23,139     $(1,263)     $ 3,365      $ 2,102

            See Accompanying Notes to Consolidated Financial Statements

d)
                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $   163      $  165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,587       1,405
    Amortization of loan costs and deferred costs                     87          82
    Casualty gain                                                     --         (52)
    Bad debt expense, net                                            163         137
    Change in accounts:
       Receivables and deposits                                     (327)       (303)
       Other assets                                                   11         175
       Accounts payable                                               38         (62)
       Tenant security deposit liabilities                             4          14
       Accrued property taxes                                        168         (37)
       Other liabilities                                              (1)         35
          Net cash provided by operating activities                1,893       1,559

Cash flows from investing activities:

  Property improvements and replacements                          (1,214)       (937)
  Net insurance proceeds from casualties                              --          66
  Net withdrawals from restricted escrows                             15          51
          Net cash used in investing activities                   (1,199)       (820)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (222)       (203)
  Distributions paid to limited partners                          (1,368)       (600)
          Net cash used in financing activities                   (1,590)       (803)

Net decrease in cash and cash equivalents                           (896)        (64)

Cash and cash equivalents at beginning of period                   1,889       1,863

Cash and cash equivalents at end of period                       $   993     $ 1,799

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 1,296     $ 1,316

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

            See Accompanying Notes to Consolidated Financial Statements

e)
                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) for certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $303      $286
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                       191       115

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $286,000 during the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $191,000 and $115,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $66,000 of the 2000 expense was accrued and is included in other liabilities in the accompanying consolidated balance sheet. This amount was paid in October 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 8,150 limited partnership units in the Partnership representing approximately 35.22% of the outstanding units. A number of these units were acquired in the First Winthrop Corporation transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2000 (in thousands):

                                       Three Months Ended    Nine Months Ended
                                       September 30, 2000    September 30, 2000

Net Income                                    $   79                 $  163
Add:  Amortization expense                        29                     87
      Depreciation expense                       517                  1,587
Less: Cash to reserves                          (625)                (1,837)

Cash available for distribution               $   --                 $   --

Distributions allocated to
  Limited Partners                            $   --                 $   --

General Partners' interest in
  cash available for distribution             $   --                 $   --

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.94 per limited partnership unit) during the nine months ended September 30, 2000. There were no distributions declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998.

Note F - Segment Reporting

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months ended September 30, 2000   Residential       Other          Totals
                                                       (in thousands)

Rental income                              $ 2,016          $ --         $ 2,016
Other income                                   120              1            121
Depreciation                                   517             --            517
Interest expense                               448             --            448
General and administrative expense              --            140            140
Bad debt expense, net                           46             --             46
Segment profit (loss)                          218           (139)            79

  Nine Months ended September 30, 2000   Residential       Other          Totals
                                                       (in thousands)

Rental income                              $ 5,968          $ --         $ 5,968
Other income                                   296              7            303
Depreciation                                 1,587             --          1,587
Interest expense                             1,345             --          1,345
General and administrative expense              --            284            284
Bad debt expense, net                          163             --            163
Segment profit (loss)                          440           (277)           163
Total assets                                23,158            495         23,653
Capital expenditures for investment
  properties                                   757             --            757

 Three Months ended September 30, 1999    Residential       Other         Totals
                                                        (in thousands)

Rental income                               $ 1,921         $   --       $ 1,921
Other income                                     70              3            73
Depreciation                                    454             --           454
Interest expense                                452             --           452
General and administrative expense               --             61            61
Bad debt expense, net                            90             --            90
Segment profit (loss)                            84            (58)           26

Nine Months ended September 30, 1999    Residential       Other         Totals
                                                     (in thousands)

Rental income                              $ 5,634          $  --       $ 5,634
Other income                                   214             13           227
Depreciation                                 1,405             --         1,405
Interest expense                             1,364             --         1,364
General and administrative expense              --            191           191
Bad debt expense, net                          137             --           137
Segment profit (loss)                          343           (178)          165
Total assets                                24,508            756        25,264
Capital expenditures for investment
  properties                                   937             --           937

Note G - Casualty Gain

In January 1999, Sunflower Apartments had a fire that damaged nine apartment units. Total insurance proceeds received less the write-off of assets replaced resulted in a net casualty gain of approximately $52,000. Additionally, the Partnership received approximately $40,000 of insurance proceeds during the nine months ended September 30, 1999 related to a casualty claim made in 1996 on behalf of Sunflower Apartments.

Note H - Mortgage Note Payable

Ashton Ridge Apartments has a mortgage indebtedness of appproximately $4,071,000 due in December 2000. The Managing General Partner will attempt to refinance such indebtedness prior to such maturity date. If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.


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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy
                                                    2000       1999
      Ashton Ridge Apartments

        Jacksonville, Florida                       94%        91%
      Stratford Place Apartments
        Gaithersburg, Maryland                      98%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         92%        94%
      Sunflower Apartments
        Dallas, Texas                               96%        97%

The Managing General Partner attributes the increase in occupancy at Ashton Ridge Apartments to improved marketing efforts as well as the completion of renovation projects at the property which enhanced the property's curb appeal.

Results of Operations

The Partnership reported net income of approximately $163,000 for the nine months ended September 30, 2000 as compared to net income of approximately $165,000 for the nine months ended September 30, 1999. The Partnership reported net income of approximately $79,000 for the three months ended September 30, 2000 as compared to approximately $26,000 for the three months ended September 30, 1999. The decrease in net income for the nine month period is due to an increase in total expenses, largely offset by an increase in total revenues. The increase in net income for the three month period is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and nine month periods was due to increased rental income and other income. Rental income increased due to an increase in rental rates at all the Partnership's properties and increases in occupancy at Ashton Ridge Apartments which more than offset the decrease in occupancy at Stratford Village Apartments and Sunflower Apartments. Other income increased primarily due to an increase in miscellaneous income, late charges, cable television charges and lease cancellation fees.

Total expenses increased for the nine month period ended September 30, 2000 due primarily to an increase in depreciation, general and administrative, property tax, operating, and bad debt expenses. Total expenses increased for the three month period ended September 30, 2000 due primarily to an increase in depreciation, general and administrative, and property tax expense partially offset by a decrease in bad debt expense. Depreciation expense increased at all the Partnership's properties for both the three and nine month periods due to the increase in depreciable assets placed into service during the past twelve months. Property tax expense increased for the three and nine month periods primarily due to a refund received during the first quarter of 1999 for Stratford Place Apartments. In addition, there were increases in the assessed values at the Partnership's other properties. Bad debt expense increased for the nine month period ended September 30, 2000 primarily due to an increase in tenant evictions at Ashton Ridge Apartments, which resulted in tenant receivable balances being written off during the first quarter of 2000.

Operating expenses increased for both the three and nine month periods due to a decrease in net insurance proceeds received in 1999 for casualties at Sunflower Apartments, increases in utility charges primarily at Ashton Ridge Apartments, and an increase in employee bonuses. The increase in operating expense was partially offset by a decrease in business licenses and permits at Stratford Place Apartments and a decrease in maintenance salaries especially at Ashton
Ridge Apartments due to an extensive rehabilitation performed during 1999 partially offset by an increase at Stratford Village Apartments. General and administrative expenses increased for both the three and nine months periods due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees associated with managing the partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $993,000 compared to approximately $1,799,000 at September 30, 1999. The decrease in cash and cash equivalents for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $896,000. This decrease is due to approximately $1,590,000 of cash used in financing activities and approximately $1,199,000 of cash used in investing activities which were partially offset by approximately $1,893,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the limited partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in a money market account.

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

Ashton Ridge Apartments

Approximately $475,000 has been budgeted for capital improvements during the year 2000 at Ashton Ridge Apartments consisting primarily of floor covering replacements, air conditioning unit replacement, appliance replacement and other building improvements. During the nine months ended September 30, 2000, the Partnership spent approximately $309,000 for capital improvements consisting primarily of water meter improvements, appliance and floor covering replacements, light fixture replacements, air conditioning and structural upgrades and electrical wiring improvements. These improvements were funded from operating cash flow and replacement reserves.

Stratford Place Apartments

Approximately $329,000 has been budgeted for capital improvements during the year 2000 at Stratford Place Apartments consisting primarily of floor covering replacement, water heater replacements, air conditioning unit replacements, and appliance replacements. During the nine months ended September 30, 2000, the Partnership spent approximately $251,000 for capital improvements consisting primarily of plumbing enhancements, floor covering and appliance replacements, structural upgrades, and water heater replacements. These improvements were funded from operating cash flow and replacement reserves.

Stratford Village Apartments

Approximately $225,000 has been budgeted for capital improvements during the year 2000 at Stratford Village Apartments consisting primarily of roof replacements, floor covering replacements, parking lot upgrades, and structural upgrades. During the nine months ended September 30, 2000, the Partnership spent approximately $146,000 for capital improvements consisting primarily of structural upgrades, floor covering replacements, plumbing replacements, and air conditioning replacements. These improvements were funded from operating cash flow.

Sunflower Apartments

Approximately $80,000 has been budgeted for capital improvements during the year 2000 at Sunflower Apartments consisting primarily of floor covering replacement, interior decoration, appliance replacement, and major landscaping. During the nine months ended September 30, 2000, the Partnership spent approximately $51,000 for capital improvements consisting primarily of floor covering replacement, appliance replacement, and other building enhancements. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,584,000 is amortized over varying periods with balloon payments of approximately $4,071,000 due in December 2000 and $8,000,000 in 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. The Managing General Partner is currently negotiating with respective lenders to provide a replacement loan at Ashton Ridge. Although the Managing General Partner believes it will be able to secure a new loan, if the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.94 per limited partnership unit) during the nine months ended September 30, 2000. There were no distributions declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Partnership paid a distribution to the limited partners from operations of approximately $600,000 ($25.93 per limited partnership unit) which was declared and accrued at December 31, 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                    Date: November 13, 2000