Form 10KSB
period 2000-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2001-03-28
CIK 722565

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $11,776,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning and leasing income-producing residential, commercial and industrial properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the controlling entities of which are Winthrop Financial Associates, A Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"). See "Transfers of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2003 unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. During 2000, the Partnership sold one of its investment properties (see "Item 7. Financial Statements - Note D - Sale of Investment Property"). For additional information with respect to the Partnership's properties see "Item 2. Description of Properties".

The Partnership does not have any employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner, AIMCO and their respective affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

Transfers of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop, the sole shareholder of the Managing General Partner, as well as a 20.7% limited partnership interest in the Partnership. In connection with this transaction, the by-laws of the Managing General Partner were amended and restated and certain agreements were entered into between WFA and Insignia, the shareholders of First Winthrop. As result of these agreements, Insignia was granted the right to elect one director to the Managing General Partner's Board of Directors (the "Class B Director"). Further, a Residential Committee of the Board of Directors of the Managing General Partner was established, the members of which are to be appointed by the Class B Director. The Residential Committee is vested with the authority to elect officers and, together they have the right to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interests and the rights granted to Insignia pursuant to the First Winthrop transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment properties:

                                   Date of           Type of
            Property              Purchase      Type of Ownership          Use

Ashton Ridge Apartments             12/84     Fee ownership subject     Apartment
   Jacksonville, Florida                     to a first mortgage (1)    356 units

Stratford Place Apartments          12/85     Fee ownership subject     Apartment
   Gaithersburg, Maryland                    to a first mortgage (2)    350 units

Stratford Village Apartments        02/86     Fee ownership subject     Apartment
   Montgomery, Alabama                       to a first mortgage (3)    224 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99.9% interest.

(2) Property is held by a Limited Partnership in which the Registrant owns a 99.98% interest.

(3) Property is held by a Limited Partnership in which the Registrant owns a 100% interest.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                        Carrying     Accumulated                            Federal
Property                  Value     Depreciation     Rate      Method      Tax Basis
                             (in thousands)                             (in thousands)
Ashton Ridge             $13,381       $ 7,271     5-25 yrs     S/L         $ 4,304
Stratford Place           15,831         8,346     5-25 yrs     S/L           5,520
Stratford Village          9,401         5,288     5-25 yrs     S/L           2,765

   Totals                $38,613       $20,905                              $12,589

 See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                              Principal                                     Principal
                             Balance At     Stated                           Balance
                            December 31,   Interest    Period   Maturity     Due At
         Property               2000         Rate    Amortized    Date     Maturity (2)
                          (in thousands)                                 (in thousands)
Ashton Ridge Apartments
    1st Mortgage               $ 6,070      7.31%     240 mos.  01/01/21     $    --
Stratford Place
  Apartments
    1st Mortgage                 8,888      8.23%       (1)     07/01/06       7,739
Stratford Village
  Apartments
    1st Mortgage                 4,994      7.72%     360 mos.  11/01/24          --
          Totals               $19,952                                       $ 7,739

(1) The principal balance is being amortized over varying periods with a balloon payment due July 1, 2006.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

On December 15, 2000, the Partnership refinanced the mortgage note payable on Ashton Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,071,000 with a new mortgage of $6,070,000. The mortgage was refinanced at a rate of 7.31% compared to the prior rate of 10.00%. Payments of principal and interest of approximately $48,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $104,000.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                       Average Annual                Average
                                        Rental Rates                Occupancy
                                         (per unit)
Property                              2000          1999        2000         1999
Ashton Ridge Apartments             $ 6,696       $ 6,514        95%          92%
Stratford Place Apartments            8,576         8,080        98%          97%
Stratford Village Apartments          6,831         6,752        92%          93%

The increase in occupancy at Ashton Ridge Apartments is due to the completion of renovation projects at the property which enhanced the property's curb appeal.

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property are as follows:

                                         2000          2000
                                        Billing        Rate
                                    (in thousands)
Ashton Ridge Apartments                  $ 145         2.03%
Stratford Place Apartments                 187         3.26%
Stratford Village Apartments                56         3.45%

Capital Improvements:

Sunflower Apartments: The Partnership completed approximately $111,000 in capital expenditures at Sunflower Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacements, interior decoration and major landscaping. These improvements were funded from operating cash flow and replacement reserves. This property was sold on December 6, 2000.

Ashton Ridge Apartments: The Partnership completed approximately $448,000 in capital expenditures at Ashton Ridge Apartments as of December 31, 2000,
consisting primarily of floor covering and appliance replacements, air conditioning unit replacements, light fixture replacements, structural upgrades and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount budgeted is expected to be $275 per unit or $97,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments: The Partnership completed approximately $288,000 in capital expenditures at Stratford Place Apartments as of December 31, 2000, consisting primarily of plumbing replacements, structural upgrades, floor covering and appliance replacements, and water heater replacements. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount budgeted is expected to be $275 per unit or $96,250. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village: The Partnership completed approximately $263,000 in capital expenditures at Stratford Village as of December 31, 2000, consisting primarily of floor covering and appliance replacements, plumbing improvements, roof replacements, and structural upgrades. These improvements were funded from the Partnership's operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount budgeted is expected to be $275 per unit or $61,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2000, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units. As of December 31, 2000, the number of holders of
Limited Partnership Units was 780 and the number of units outstanding was 23,139. Affiliates of the Managing General Partner owned approximately 8,693.25 Units or approximately 37.57% at December 31, 2000. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1999 and 2000 as well as for the subsequent period from January 1, 2001 to March 31, 2001:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/99 - 12/31/99            $  490,000 (1)         $ 21.18
       01/01/00 - 12/31/00             4,578,000 (2)          197.85
       01/01/01 - 03/31/01             3,085,000 (3)          130.13

(1) Distribution was made from cash from operations. The distribution was declared at December 31, 1999 and paid in January 2000.

(2) Distributions consisted of approximately $3,700,000 (approximately $159.90 per limited partnership unit) from surplus cash due to proceeds from the sale of Sunflower Apartments and approximately $878,000 all paid to the limited partners (approximately $37.95 per limited partnership unit) from operations. (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

(3) Subsequent to December 31, 2000, distributions of approximately $2,340,000 or $101.13 per limited partnership unit consisting of refinancing proceeds from Ashton Ridge Apartments and approximately $745,000 (approximately $671,000 to the limited partners or $29.00 per limited partnership unit) from operations was declared and paid to the partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 8,693.25 limited partnership units in the Partnership representing approximately 37.57% of the outstanding units at December 31, 2000. A number of these units were acquired in the First Winthrop transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 5, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $496.00 per Unit which price was higher than that being offered in a competing offer by a third party. Pursuant to this offer AIMCO acquired an additional 352 units resulting in its total ownership being increased to 9,045.25 units or 39.09% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the

Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $3,796,000 as compared to a net loss of approximately $38,000 for the year ended December 31, 1999. The increase in net income is primarily due to the gain realized on the sale of Sunflower Apartments partially offset by an increase in loss on early extinguishment of debt. The Partnership realized a gain on the sale of Sunflower Apartments of approximately $3,697,000 during the fourth quarter of 2000 (see "Item 7. Financial Statements - Note D - Sale of Investment Property"). Excluding the operations and the gain on sale of Sunflower Apartments, the Partnership's net income was approximately $41,000 for the year ended December 31, 2000 compared to a net loss of approximately $262,000 for the year ended December 31, 1999. The increase in net income was the result of an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was a result of an increase in rental income and other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all of the Partnership's investment properties and increased occupancy at Stratford Place Apartments and Ashton Ridge Apartments. These increases more than offset the slight decrease in occupancy at Stratford Village. Other income increased primarily due to an increase in miscellaneous income, late charges, cable television charges and lease cancellation fees.

Total expenses for the year ended December 31, 2000 as compared to 1999 increased due to an increase in general and administrative expense, depreciation expense, and property tax expenses partially offset by a decrease in operating expense. Depreciation expense increased due to property improvements and replacements added in the last twelve months which are now being depreciated. Property tax expense increased due to the increase in assessment values by the taxing authorities for Ashton Ridge and Stratford Place which increased the tax rates and bills for 2000. Property tax expense also increased for the year ended December 31, 2000 due to a refund received during the first quarter of 1999 for Stratford Place Apartments. The decrease in operating expense was primarily due to a decrease in advertising expense and property expense. Advertising expense decreased due to a reduction in marketing efforts by the investment properties' employees due to the stabilization or increase in occupancy at the investment properties. Property expense decreased due to a decrease in water and sewer charges due to the installation of water conservation low flow toilets.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $3,299,000 as compared to approximately $1,889,000 at December 31, 1999. The increase in cash and cash equivalents of approximately $1,410,000 for the year ended December 31, 2000 is due to approximately $4,898,000 of cash provided by investing activities and approximately $2,538,000 of cash provided by operating activities, which was partially offset by approximately $6,026,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Sunflower Apartments and net withdrawals from escrow accounts partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, distributions paid to the partners, repayment of the mortgages as a result of the sale of Sunflower Apartments and repayment of the mortgage on Ashton Ridge Apartments partially offset by cash received on the refinance of the mortgage. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount budgeted is expected to be $275 per unit or $255,750 for all of the Partnership's investment properties. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

 The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,952,000 is amortized over varying periods with a balloon payment of approximately $7,739,000 due in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On December 15, 2000, the Partnership refinanced the mortgage note payable on Ashton Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,071,000 with a new mortgage of $6,070,000. The mortgage was refinanced at a rate of 7.31% compared to the prior rate of 10.00%. Payments of principal and interest of approximately $48,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $104,000. The Partnership repaid the existing mortgage note of approximately $4,071,000 and wrote off unamortized loan costs of approximately $110,000.

During the year ended December 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.95 per limited partnership unit). The Partnership also declared and paid a distribution of approximately $3,700,000 ($159.90 per limited partnership unit) from the sale of Sunflower Apartments during the year ended December 31, 2000. Subsequent to the year ended December 31, 2000, the Partnership paid a distribution all to the limited partners of approximately $2,340,000 ($101.13 per limited partnership unit) from the refinancing proceeds of Ashton Ridge Apartments. In addition, an operating distribution of approximately $745,000 (approximately $671,000 to the limited partners or $29.00 per limited partnership unit) was paid to the partners.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 8,693.25 limited partnership units in the Partnership representing approximately 37.57% of the outstanding units at December 31, 2000. A number of these units were acquired in the First Winthrop transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 5, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $496.00 per Unit which price was higher than that being offered in a competing offer by a third party. Pursuant to this offer AIMCO acquired an additional 352 units resulting in its total ownership being increased to 9,045.25 units or 39.09% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Independent Public Accountants - Arthur Andersen LLP

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and
        1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and
        1999

      Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants



To the Partners of
Winthrop Growth Investors 1 Limited Partnership:


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Arthur Andersen LLP



Denver, Colorado
January 28, 2001.

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2000




Assets
    Cash and cash equivalents                                    $ 3,299
    Receivables and deposits                                         395
    Restricted escrows                                               259
    Other assets                                                   1,024
    Investment properties (Notes F and H)
      Land                                          $ 2,391
      Buildings and related personal property        36,222
                                                     38,613
      Less accumulated depreciation                 (20,905)      17,708

                                                                 $22,685
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                              $   267
   Tenant security deposit liabilities                               150
   Other liabilities                                                 281
   Mortgage notes payable (Note F)                                19,952

Partners' (Deficit) Capital
   General partners                                 $ (899)
   Limited partners (23,139 units
      issued and outstanding)                         2,934        2,035

                                                                 $22,685

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                              Years Ended December 31,
                                                                  2000         1999
Revenues:
   Rental income                                                $ 7,646      $ 7,371
   Other income                                                     433          351
   Gain on sale of investment property                            3,697           --
         Total revenues                                          11,776        7,722

Expenses:
   Operating                                                      3,112        3,216
   General and administrative                                       378          233
   Depreciation                                                   2,034        2,015
   Interest                                                       1,765        1,811
   Property taxes                                                   581          485
         Total expenses                                           7,870        7,760

Income (loss) before extraordinary loss on early
   extinguishment of debt                                         3,906          (38)
Extraordinary loss on early extinguishment of debt                 (110)          --

         Net income (loss)                                      $ 3,796       $ (38)

Net income (loss) allocated to general partners (10%)               380           (4)
Net income (loss) allocated to limited partners (90%)             3,416          (34)

         Net income (loss)                                      $ 3,796      $   (38)

Per Limited Partnership Unit:
   Income (loss) before extraordinary loss on early
     extinguishment of debt                                      $151.91     $ (1.47)
   Extraordinary loss on early extinguishment of debt              (4.28)         --

         Net income (loss) per limited partnership unit          $147.63     $ (1.47)

   Distributions per limited partnership unit                   $197.85      $ 21.18


            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                      Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149     $ 2,000     $23,149     $25,149

Partners' (deficit) capital at
   December 31, 1998                    23,139     $(1,275)    $ 4,620     $ 3,345

Net loss for the year
   ended December 31, 1999                  --          (4)        (34)        (38)

Distributions to limited partners           --          --        (490)       (490)

Partners' (deficit) capital at
   December 31, 1999                    23,139      (1,279)      4,096       2,817

Net income for the year
   ended December 31, 2000                  --         380       3,416       3,796

Distributions to limited partners           --          --      (4,578)     (4,578)

Partners' (deficit) capital at
   December 31, 2000                    23,139      $ (899)    $ 2,934     $ 2,035


            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                         Years Ended December 31,
                                                             2000         1999
Cash flows from operating activities:
   Net income (loss)                                       $ 3,796        $ (38)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation                                           2,034         2,015
      Amortization of loan costs and deferred costs            117           105
      Gain on sale of investment property                   (3,697)           --
      Loss on disposal of property                              --           (49)
      Loss on early extinguishment of debt                     110            --
      Change in accounts:
        Receivables and deposits                               279            36
        Other assets                                           (41)           73
        Accounts payable                                       109           (39)
        Tenant security deposit liabilities                    (20)           25
        Accrued property taxes                                (139)         (154)
        Other liabilities                                      (10)           (1)
          Net cash provided by operating activities          2,538         1,973

Cash flows from investing activities:
   Proceeds from sale of investment property                 6,318            --
   Property improvements and replacements                   (1,567)       (1,431)
   Net withdrawals from restricted escrows                     147           295
   Net insurance proceeds received                              --            63
          Net cash provided by (used in) investing
             activities                                      4,898        (1,073)

Cash flows from financing activities:
   Loan costs paid                                            (104)           --
   Proceeds from mortgage note payable                       6,070            --
   Payments on mortgage notes payable                         (291)         (274)
   Repayments of mortgage notes payable                     (6,633)           --
   Distributions paid to limited partners                   (5,068)         (600)
          Net cash used in financing activities             (6,026)         (874)

Net increase in cash and cash equivalents                    1,410            26

Cash and cash equivalents at beginning of period             1,889         1,863

Cash and cash equivalents at end of period                 $ 3,299       $ 1,889

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,748       $ 1,751

Supplemental disclosure of non-cash activity:
   Distribution payable                                      $ --         $ 490
   Property improvements and replacements included
     in accounts payable                                     $ --         $ 457

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership will terminate December 31, 2003 unless terminated prior to such date. The Partnership, via its controlling interest in three partnerships and a trust, is the owner of three residential apartment complexes located in various parts of the United States.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK
Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the income in 2000 and loss in 1999.

Allocation of Profits and Losses and Cash Distributions: In accordance with the Partnership Agreement, profits and losses shall be allocated 10% to the general partners and 90% to the limited partners. The limited partners are entitled to a noncumulative quarterly priority cash distribution of 1.5% of their average Adjusted Capital Contribution, as defined, of cash available for distribution. The general partners would then be entitled to one-ninth of the amount distributed to the limited partners, with the balance allocated 90% to the limited partners and 10% to the general partners. Sales and refinancing proceeds are to be distributed according to the provisions of the Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per limited partnership unit is computed by dividing the net income (loss) allocated to the limited partners by 23,139 units outstanding.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $765,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2000 or 1999.

Loan Costs: Loan costs of approximately $789,000, less accumulated amortization of approximately $379,000 are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans. The amortization of loan costs is included in interest expense.

Deferred  Costs:   Costs  related  to  the  acquisition  of  the  properties  of
approximately   $1,128,000,   less  accumulated  amortization  of  approximately
$690,000, are included in other assets and are being amortized over 25 years.

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

Restricted Escrows: In relation to the mortgages at Stratford Place and Stratford Village, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 2000, the balance was approximately $259,000.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: Advertising costs of approximately $89,000 in 2000 and $106,000 in 1999 are charged to expense as incurred and are included in operating expense.

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

Note B - Transfer of Control

On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B stock of First Winthrop, the sole shareholder of the Managing General Partner, as well as a 20.7% limited partnership interest in the Partnership. In connection with this transaction, the by-laws of the Managing General Partner were amended and restated and certain agreements were entered into between WFA and Insignia, the shareholders of First Winthrop. As result of these agreements, Insignia was granted the right to elect one director to the Managing General Partner's Board of Directors (the "Class B Director"). Further, a Residential Committee of the Board of Directors of the Managing General Partner was established, the members of which are to be appointed by the Class B Director. The Residential Committee is vested with the authority to elect officers and, together they have the right to cause the Managing General Partner to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired all of the rights of Insignia in and to the limited partnership interests and the rights granted to Insignia pursuant to the First Winthrop transaction. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                  2000        1999
                                                   (in thousands)
Property management fees (included in             $410        $383
  operating expenses)
Reimbursement for services of affiliates
  (included in investment properties,
  operating expenses and general and
  administrative expenses)                         250         162



During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $410,000 and $383,000 during the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $250,000 and $162,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 8,693.25 limited partnership units in the Partnership representing approximately 37.57% of the outstanding units at December 31, 2000. A number of these units were acquired in the First Winthrop transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 5, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $496.00 per Unit which price was higher than that being offered in a competing offer by a third party. Pursuant to this offer AIMCO acquired an additional 352 units resulting in its total ownership being increased to 9,045.25 units or 39.09% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Sale of Investment Property

On December 6, 2000, Sunflower Apartments was sold to an unaffiliated third party for approximately $6,900,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $6,318,000. The Partnership realized a gain on the sale of investment property of approximately $3,697,000 during the fourth quarter of 2000.

The following unaudited pro forma information reflects the operations of the Partnership for the years ended December 31, 2000 and 1999, as if Sunflower had been sold on January 1, 1999 (in thousands):


                                          2000          1999
                                      (Unaudited)    (Unaudited)

Revenues                               $ 6,662        $ 6,217
Expenses                                (6,511)        (6,479)
Loss on early extinguishment
  of debt                                 (110)            --

Net income (loss)                      $    41        $  (262)
Net income (loss) per limited
  partnership unit                     $  1.59        $(10.19)

Note E - Refinancing of Mortgage Notes Payable

On December 15, 2000, the Partnership refinanced the mortgage note payable on Ashton Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,071,000 with a new mortgage of $6,070,000. The mortgage was refinanced at a rate of 7.31% compared to the prior rate of 10.00%. Payments of principal and interest of approximately $48,000 are due on the first day of each month beginning February 1, 2001 until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $104,000.

Note F - Mortgage Notes Payable

The principle terms of the mortgage notes payable are as follows:


                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 2000       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Ashton Ridge
 Apartments
  1st Mortgage         $ 6,070       $    48      7.31%     01/01/21       $    --
Stratford Place
 Apartments
  1st Mortgage           8,888            75      8.23%     07/01/06         7,739
Stratford Village
 Apartments
  1st Mortgage           4,994            38      7.72%     11/01/24            --
                       $19,952       $   161                               $ 7,739

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgages encumbering Stratford Place Apartments and Ashton Ridge Apartments properties are subject to a prepayment penalty if the loan is paid prior to maturity. Further, the Partnership's investment properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

       2001             $   375
       2002                 417
       2003                 451
       2004                 488
       2005                 527
    Thereafter           17,694
                        $19,952

Note G - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

                                                       2000        1999
Net income (loss) - financial statements              $ 3,796    $   (38)
Differences resulted from:
   Depreciation and amortization                         (328)       (25)
   Other                                                   58        (62)
Net income (loss) - income tax method                 $ 3,526    $  (125)

Taxable loss per limited partnership unit
   outstanding after giving effect to the
   allocation to the general partner                             $ (4.86)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                                $ 2,035
Land and buildings                                        131
Accumulated depreciation                               (5,249)
Other                                                    (797)
Net liabilities - Federal tax basis                   $(3,880)

Note H - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)

Ashton Ridge Apartments        $ 6,070        $ 690      $ 8,988         $ 3,703
Stratford Place
  Apartments                     8,888         1,368      11,978           2,485
Stratford Village
  Apartments                     4,994           333       7,918           1,150
          Totals               $19,952       $ 2,391     $28,884         $ 7,338


                    Gross Amount At Which Carried
                        At December 31, 2000
                           (in thousands)

                              Buildings
                                 And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)

Ashton Ridge
  Apartments         $  690    $12,691   $13,381     $ 7,271       12/84       5-25
Stratford Place
  Apartments          1,368     14,463    15,831       8,346       12/85       5-25
Stratford Village
  Apartments            333      9,068     9,401       5,288       02/86       5-25
      Totals        $ 2,391    $36,222   $38,613     $20,905


Reconciliation of Real Estate and Accumulated Depreciation:


                                            Years Ended December 31,
                                              2000             1999
                                                 (in thousands)
Real Estate
Balance at beginning of year               $46,656          $44,801
   Property improvements                     1,110            1,888
   Property dispositions                    (9,153)             (33)
Balance at end of year                     $38,613          $46,656

Accumulated Depreciation
Balance at beginning of year               $25,403          $23,407
   Additions charged to expense              2,034            2,015
   Property dispositions                    (6,532)             (19)
Balance at end of year                     $20,905          $25,403

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $38,744,000 and $47,785,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $26,155,000 and $30,192,000 respectively.

Note I - Distributions

During the year ended December 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.95 per limited partnership unit). The Partnership also declared and paid a distribution of approximately $3,700,000 ($159.90 per limited partnership unit) from the sale of Sunflower Apartments during the year ended December 31, 2000. Subsequent to the year ended December 31, 2000, the Partnership paid a distribution all to the limited partners of approximately $2,340,000 ($101.13 per limited partnership unit) from the refinancing proceeds of Ashton Ridge Apartments. In addition, an operating distribution of approximately $745,000 (approximately $671,000 to the limited partners or $29.00 per limited partnership unit) was paid to the partners.

Note J - Legal Proceedings

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

As of December 31, 2000, the names of the directors and executive officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

        Name            Age    Position

Patrick J. Foye         43     Vice President - Residential and Director

Martha L. Long          41     Senior Vice President and Controller-Residential

Michael L. Ashner       48     Chief Executive Officer and Director

Peter Braverman         49     Executive Vice President and Director

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Arthur Andersen LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $27,000 and non-audit services (principally tax-related) of $11,200.

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                               Number of Units       Percentage

Insignia Financial Group, Inc.           4,872.34            21.06%
  (an affiliate of AIMCO)
AIMCO Properties LP                      3,820.91            16.51%
  (an affiliate of AIMCO)

Insignia Financial Group, Inc. is indirectly ultimately controlled by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                     2000       1999
                                                     (in thousands)
Property management fees                             $410       $383
Reimbursement for services of affiliates              250        162

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner, were entitled to 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $410,000 and $383,000 during the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $250,000 and $162,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 8,693.25 limited partnership units in the Partnership representing approximately 37.57% of the outstanding units at December 31, 2000. A number of these units were acquired in the First Winthrop transaction and pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 5, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $496.00 per Unit which price was higher than that being offered in a competing offer by a third party. Pursuant to this offer AIMCO acquired an additional 352 units resulting in its total ownership being increased to 9,045.25 units or 39.09% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

            Current  Report  on Form 8-K  dated  December  6,  2000 and filed on
            December  19,  2000  in  connection   with  the  sale  of  Sunflower
            Apartments on December 6, 2000.

            Current Report on Form 8-K dated December 22, 2000 and filed on January 31, 2001 in connection with the refinancing of the debt encumbering Ashton Ridge Apartments.

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


                                    Date: March 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Vice President - Residential        Date: March 28, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Vice President and                  Date: March 28, 2001
Martha L. Long          Controller - Residential

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

      10 (f) Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990

      10 (g) Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990

      10 (h) Management Agreement between Sunflower and Winthrop Management dated April 1, 1990

      16 (i)      Letter dated September 19, 1996 from Arthur Andersen LLP

      16.1 (i) Letter dated December 14, 1999, from Imowitz Koenig & Co., LLP regarding its concurrence with the statements made by the Registrant.

      17 Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000

      17.1        First Addendum to Purchase and Sale Contract

      17.2        Second Addendum to Purchase and Sale Contract

      17.3        Third Addendum to Purchase and Sale Contract

      17.4        Fourth Addendum to Purchase and Sale Contract

      17.5        Fifth Addendum to Purchase and Sale Contract


      18 Multifamily Mortgage, assignment of rents, and security agreement for refinancing of Meadow Wood Apartments

      18.1        Financing Statement - Exhibit B for Meadow Wood Associates

      18.2        Multifamily Note - Exhibit C for Meadow Wood Associates

      18.3        Limited Guaranty - Meadow Wood Associates

      18.4 Consolidation, Extension and Modification Agreement - Meadow Wood Associates

      18.5        Replacement Reserve Agreement

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

                                   Exhibit 99


Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.    Statement of Cash Available for Distribution:


                                     Three Months Ended       Year Ended
                                      December 31, 2000    December 31, 2000
                                                 (in thousands)

Net income                                  $3,633              $ 3,796
Add:
   Amortization expense                         30                  117
   Depreciation expense                        447                2,034
Less cash to reserves                         (410)              (1,369)

Cash available for distribution            $ 3,700              $ 4,578
Distributions allocated to
   limited partners                        $ 3,700              $ 4,578

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2000:

    Entity Receiving                       Form of
      Compensation                       Compensation                     Amount

General Partners         Interest in Cash Available for Distribution       $  --

Affiliates of the        Property Management Fee                           $ 410
Managing General
Partner

Affiliates of the        Reimbursement for Services                        $ 250
Managing General
Partner