Form 10QSB
period 2001-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2001-05-09
CIK 722565

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

                   For the quarterly period ended March 31, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                               $    542
   Receivables and deposits                                                     327
   Restricted escrows                                                           265
   Other assets                                                                 969
   Investment properties:
       Land                                                  $  2,391
       Buildings and related personal property                 36,351
                                                               38,742
       Less accumulated depreciation                          (21,368)       17,374
                                                                           $ 19,477
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $    128
   Tenant security deposit liabilities                                          146
   Accrued property taxes                                                        51
   Other liabilities                                                            222
   Mortgage notes payable                                                    19,869

Partners' (Deficit) Capital
   General partners                                          $   (966)
   Limited partners (23,139 units
      issued and outstanding)                                      27          (939)
                                                                           $ 19,477


            See Accompanying Notes to Consolidated Financial Statements

b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2001           2000
Revenues:
   Rental income                                            $ 1,641        $ 1,851
   Other income                                                  88             84
       Total revenues                                         1,729          1,935
Expenses:
   Operating                                                    569            754
   General and administrative                                    84             59
   Depreciation                                                 463            532
   Interest                                                     401            448
   Property taxes                                                98            140
       Total expenses                                         1,615          1,933

Net income                                                  $   114        $     2

Net income allocated to general partners (10%)              $    11        $    --

Net income allocated to limited partners (90%)                  103              2

                                                            $   114        $     2

Net income per limited partnership unit                     $  4.45        $  0.09

Distribution per limited partnership unit                   $130.08        $ 21.18


            See Accompanying Notes to Consolidated Financial Statements

c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 2000                  23,139      $ (899)     $ 2,934      $ 2,035

Distributions to partners                 --         (78)      (3,010)      (3,088)

Net income for the three months
   ended March 31, 2001                   --          11          103          114

Partners' (deficit) capital
   at March 31, 2001                  23,139      $ (966)      $ 27        $ (939)

            See Accompanying Notes to Consolidated Financial Statements

d)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $  114       $   2
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    463         532
     Amortization of loan costs and deferred costs                    20          24
     Bad debt expense, net                                            --          98
     Change in accounts:
      Receivables and deposits                                        68         (44)
      Other assets                                                    35          31
      Accounts payable                                              (139)         65
      Tenant security deposit liabilities                             (4)          7
      Accrued property taxes                                          51         (67)
      Other liabilities                                              (59)          8
          Net cash provided by operating activities                  549         656

Cash flows from investing activities:
  Property improvements and replacements                            (129)       (677)
  Net deposits to restricted escrows                                  (6)        (55)
          Net cash used in investing activities                     (135)       (732)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (83)        (74)
  Distributions paid to limited partners                          (3,088)       (490)
          Net cash used in financing activities                   (3,171)       (564)

Net decrease in cash and cash equivalents                         (2,757)       (640)

Cash and cash equivalents at beginning of period                   3,299       1,889

Cash and cash equivalents at end of period                        $ 542      $ 1,249

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 353      $   432

At March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $457,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 85      $ 97
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        60        35

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management  services.  The  Partnership  paid to such  affiliates  approximately
$85,000 and $97,000 during the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $60,000 and $35,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 9,045.25 limited partnership units in the Partnership representing approximately 39.09% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2001 and 2000 (in thousands):

                                             2001            2000

Net Income                                  $  114           $   2
Add:  Amortization expense                      20              24
      Depreciation expense                     463             532
Less: Cash to reserves                        (433)            (58)

Cash available for distribution             $ 164            $ 500

Distributions allocated to
  Limited Partners                          $ 148            $ 500

General Partners' interest in
  cash available for distribution           $  16            $  --

Note D - Distributions

During the three months ended March 31, 2001, the Partnership paid distributions to the partners of approximately $3,088,000 (approximately $3,010,000 to the limited partners or $130.08 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) all to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.18 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately
$1,098,000 (approximately $1,020,000 to the limited partners or $44.09 per limited partnership unit) from operations of the Partnership's remaining investment properties.

During the three months ended March 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. Subsequent to March 31, 2001, the Partnership declared and paid a distribution to the partners from operations of approximately $164,000 (approximately $148,000 or $6.40 per limited partnership unit).

Note E - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000
      Ashton Ridge Apartments (formerly
        Meadow Wood Apartments)
        Jacksonville, Florida                       96%        93%
      Stratford Place Apartments
        Gaithersburg, Maryland                      97%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         89%        92%

The Managing General Partner attributes the increase in occupancy at Ashton Ridge Apartments to the completion of renovation projects at the property which enhanced the property's curb appeal and improved marketing efforts. The Managing General Partner attributes the decrease in occupancy at Stratford Village Apartments to numerous evictions in the current quarter. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, was approximately $114,000 compared to net income of approximately $2,000 for the three months ended March 31, 2001. The increase in net income is primarily attributable to a decrease in total expenses which was partially offset by a decrease in total revenues as a result of the sale of Sunflower Apartments during December 2000. Excluding the impact of the reversal of $103,000 in accruals related to the 2000 sale of Sunflower Apartments for the three months ended March 31, 2001 and the impact of the operations of Sunflower Apartments for the three months ended March 31, 2000, the Partnership's net income for the three months ended March 31, 2001, was approximately $11,000 as compared to a net loss of approximately $49,000 for the three months ended March 31, 2000. The increase in income is primarily attributable to an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income and other income. Rental income increased as a result of an increase in average rental rates at Ashton Ridge Apartments and Stratford Place Apartments. Rental income also increased as a result of occupancy at Ashton Ridge Apartments which more than offset the decrease in occupancy at Stratford Place Apartments and Stratford Village Apartments. Other income increased primarily due to an increase in interest income as a result of higher cash balances being maintained in interest bearing accounts. The increase in other income was partially offset by a decrease in lease cancellation fees and late charges at the Partnership's investment properties. The increase in total expenses is primarily attributable to an increase in operating expense, depreciation expense and general and administrative expenses. Operating expense increased as a result of an increase in property expenses partially offset by a reduction in maintenance expense. Property expenses increased as a result of an increase in employee salaries and related benefits and an increase in utility charges by the various service providers. Depreciation expense increased due to property improvements and replacements placed in service during the last twelve months which are now being depreciated. General and administrative expenses increased due to an increase in general partner reimbursements allowed under the Partnership Agreement. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $542,000 compared to approximately $1,249,000 at March 31, 2000. The decrease in cash and cash equivalents for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000 was approximately $2,757,000. This decrease is due to approximately $3,171,000 of cash used in financing activities and approximately $135,000 of cash used in investing activities partially offset by approximately $549,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in a money market account.

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

Ashton Ridge Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $47,000 for capital improvements consisting primarily of floor covering and appliance replacements, plumbing improvements, roof replacements, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Approximately $316,000 has been budgeted for capital improvements during the year 2001 at Ashton Ridge Apartments consisting primarily of floor covering and appliance replacements, installation of a sprinkler system, plumbing improvements, and air conditioning unit replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $48,000 for capital improvements consisting primarily of floor covering replacement, plumbing enhancements, other building improvements, and lighting enhancements. These improvements were funded from operating cash flow. Approximately $96,000 has been budgeted for capital improvements during the year 2001 at Stratford Place Apartments consisting primarily of floor covering replacements, water heater replacements, air conditioning unit replacements, and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the three months ended March 31, 2001, the Partnership spent approximately $34,000 for capital improvements consisting primarily of floor covering and appliance replacements, plumbing enhancements, other building improvements, and lighting enhancements. These improvements were funded from operating cash flow. Approximately $62,000 has been budgeted for capital improvements during the year 2001 at Stratford Village Apartments consisting primarily of air conditioning unit replacements, floor covering and appliance replacements, and plumbing enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,869,000 has maturity dates ranging from July 2006 to November 2024. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership paid distributions to the partners of approximately $3,088,000 (approximately $3,010,000 to the limited partners or $130.08 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 ($4.18 per limited partnership unit) all to the limited partners from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately $1,098,000 (approximately $1,020,000 to the limited partners or $44.09 per limited partnership unit) from operations of the Partnership's remaining investment properties. During the three months ended March 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. Subsequent to March 31, 2001, the Partnership declared and paid a distribution to the partners from operations of approximately $164,000 (approximately $148,000 or $6.40 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                 Date:    May 9, 2001