Form 10QSB
period 2001-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2001-07-31
CIK 722565

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

                    For the quarterly period ended June 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $  858
   Receivables and deposits                                                     402
   Restricted escrows                                                           159
   Other assets                                                                 925
   Investment properties:
       Land                                                  $  2,391
       Buildings and related personal property                 36,559
                                                               38,950
       Less accumulated depreciation                          (21,836)       17,114
                                                                           $ 19,458
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $     94
   Tenant security deposit liabilities                                          149
   Accrued property taxes                                                       103
   Due to affiliate                                                             131
   Other liabilities                                                            197
   Mortgage notes payable                                                    19,784

Partners' Deficit
   General partners                                           $ (970)
   Limited partners (23,139 units
      issued and outstanding)                                     (30)       (1,000)
                                                                           $ 19,458


            See Accompanying Notes to Consolidated Financial Statements

b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                          Three Months               Six Months
                                         Ended June 30,            Ended June 30,
                                        2001        2000         2001         2000

Revenues:
   Rental income                       $ 1,686     $ 1,984     $ 3,327       $ 3,835
   Other income                            100          98         188           182
       Total revenues                    1,786       2,082       3,515         4,017

Expenses:
   Operating                               632          790       1,201        1,544
   General and administrative               86           85         170          144
   Depreciation                            468          538         931        1,070
   Interest                                399          449         800          897
   Property tax                             99          138         197          278
       Total expenses                    1,684        2,000       3,299        3,933

Net income                              $  102      $    82      $  216       $   84

Net income allocated to general
   partners (10%)                       $   10      $     8      $   22       $    8
Net income allocated to limited
   partners (90%)                           92           74         194           76

                                        $  102      $    82      $  216       $   84

Net income per limited
   partnership unit                     $ 3.98      $  3.20      $ 8.38       $ 3.28

Distributions per limited
   partnership unit                     $ 6.40      $ 37.94     $136.48       $37.94

            See Accompanying Notes to Consolidated Financial Statements

c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 2000                  23,139      $ (899)     $ 2,934      $ 2,035

Distributions to partners                 --         (93)      (3,158)      (3,251)

Net income for the six months
   ended June 30, 2001                    --          22          194          216

Partners' deficit
   at June 30, 2001                   23,139      $ (970)      $ (30)      $(1,000)

            See Accompanying Notes to Consolidated Financial Statements

d)
                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 216        $ 84
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     931       1,070
    Amortization of loan costs and deferred costs                     39          58
    Bad debt expense, net                                             53         117
    Change in accounts:
       Receivables and deposits                                      (60)       (121)
       Other assets                                                   60          32
       Accounts payable                                             (173)        (66)
       Tenant security deposit liabilities                            (1)          6
       Accrued property taxes                                        103          27
       Due to affiliates                                             131          --
       Other liabilities                                             (84)        (24)
          Net cash provided by operating activities                1,215       1,183

Cash flows from investing activities:
  Property improvements and replacements                            (337)       (940)
  Net withdrawals from (deposits to) restricted escrows              100        (115)
          Net cash used in investing activities                     (237)     (1,055)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (168)       (147)
  Distributions paid to partners                                  (3,251)     (1,368)
          Net cash used in financing activities                   (3,419)     (1,515)

Net decrease in cash and cash equivalents                         (2,441)     (1,387)

Cash and cash equivalents at beginning of period                   3,299       1,889

Cash and cash equivalents at end of period                        $  858     $   502

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  741     $   865

At June 30, 2000, accounts payable and property improvements and replacements were adjusted by approximately $457,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Reclassification

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $173      $201
 Reimbursement for services of affiliates (included in
   investment properties, operating expense and general
   and administrative expenses)                                    125        80

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $201,000 during the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $125,000 and $80,000 for the six months ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001, an affiliate of the Managing General Partner loaned the Partnership approximately $131,000, including interest. The amount was repaid subsequent to June 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,099.25 limited partnership units in the Partnership representing 39.32% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Supplementary Information Required Pursuant  to  Section  9.4  of  the
         Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2001 (in thousands):

                                    Three Months Ended    Six Months Ended
                                       June 30, 2001       June 30, 2001

Net Income                                 $ 102               $  216
Add:  Amortization expense                    19                   39
      Depreciation expense                   468                  931
Less: Cash (to reserves)
      released from reserves                (426)                  75

Cash available for distribution            $ 163               $1,261

Distributions allocated to
  Limited Partners                         $ 147               $1,168

General Partners' interest in
  cash available for distribution          $  16               $   93

Note D - Distributions

During the six months ended June 30, 2001, the Partnership paid distributions to the partners of approximately $3,251,000 (approximately $3,158,000 to the limited partners or $136.48 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) all to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.18 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately
$1,261,000 (approximately $1,168,000 to the limited partners or $50.49 per limited partnership unit) from operations of the Partnership's remaining investment properties.

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

Note E - Change in Accounting Estimate

During the six months ended June 30, 2001, certain accruals of approximately $103,000 established related to the sale of Sunflower Apartments in December 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the six month period ended June 30, 2001.

Note F - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        94%
      Stratford Place Apartments
        Gaithersburg, Maryland                      97%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         91%        92%

Results of Operations

The Partnership reported net income of approximately $216,000 for the six months ended June 30, 2001 as compared to net income of approximately $84,000 for the six months ended June 30, 2000. The Partnership reported net income of approximately $102,000 for the three months ended June 30, 2001 as compared to approximately $82,000 for the three months ended June 30, 2000. The increase in net income for the three and six month periods is due to decreased total expenses which was partially offset by a decrease in total revenues as a result of the sale of Sunflower Apartments in December 2000. Excluding the impact of the reversal of $103,000 in accruals related to the sale of Sunflower Apartments for the six months ended June 30, 2001 and the impact of the operations of Sunflower Apartments for the three and six months ended June 30, 2000, the Partnership's net income for the three and six months ended June 30, 2001 was approximately $102,000 and $113,000 as compared to a net income (loss) of approximately $19,000 and $(30,000) for the three and six months ended June 30, 2000. The increase in net income for the three and six months ended June 30, 2001 is primarily attributable to an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues for the comparable periods is due to an increase in rental income and other income. Rental income increased as a result of an increase in average rental rates at Ashton Ridge Apartments and Stratford Place Apartments and an increase in occupancy at Ashton Ridge Apartments. Other income increased primarily due to an increase in interest income as a result of higher average cash balances held in interest bearing accounts and an increase in utilities reimbursements at Ashton Ridge Apartments and Stratford Place Apartments.

Excluding the impact of the operations of Sunflower Apartments, total expenses for the three and six month periods ended June 30, 2001 increased due primarily to an increase in operating, depreciation, and general and administrative expenses as compared to the three and six months ended June 30, 2000. Operating expense increased for the six months ended June 30, 2001 due to an increase in property and administrative expenses. Property expense increased for the six month period due primarily to increases in utility charges by the various service providers and due to an increase in employee salaries and related benefits and the use of credit collection and eviction services at Ashton Ridge Apartments and an increase in business license expense at Stratford Place Apartments. Operating expense increased for the three months ended June 30, 2001 as a result of an increase in maintenance expense. Maintenance expense increased as a result of an increase in the use of contract labor for painting, cleaning, and other building improvements at the Partnership's investment properties. Depreciation expense increased for both periods due to property improvements and replacements placed in service during the last twelve months which are now being depreciated. General and administrative expenses increased for the three and six months ended June 30, 2001 due to increased general partner reimbursements allowed under the Partnership agreement and an increase in professional fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $858,000 compared to approximately $502,000 at June 30, 2000. The decrease in cash and cash equivalents for the six months ended June 30, 2001 from the Partnership's year ended December 31, 2000 was approximately $2,441,000. This decrease is due to approximately $3,419,000 of cash used in financing activities and approximately $237,000 of cash used in investing activities partially offset by approximately $1,215,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the six months ended June 30, 2001, the Partnership spent approximately $156,000 for capital improvements consisting primarily of floor covering and appliance replacements, plumbing improvements, roof replacements, the installation of a sprinkler system, and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. Approximately $316,000 has been budgeted for capital improvements during the year 2001 at Ashton Ridge Apartments consisting primarily of floor covering and appliance replacements, installation of a sprinkler system, plumbing improvements, and air conditioning unit replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

During the six months ended June 30, 2001, the Partnership spent approximately $120,000 for capital improvements consisting primarily of plumbing enhancements, floor covering and appliance replacements, other building improvements, and lighting upgrades. These improvements were funded from Partnership reserves and operating cash flow. Approximately $96,000 has been budgeted, but is not limited to, for capital improvements during the year 2001 at Stratford Place Apartments consisting primarily of floor covering replacements, water heater replacements, air conditioning unit replacements, and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the six months ended June 30, 2001, the Partnership spent approximately $61,000 for capital improvements consisting primarily of floor covering and appliance replacements, air conditioning improvements, and interior decorations. These improvements were funded from operating cash flow. Approximately $66,000 has been budgeted for capital improvements during the year 2001 at Stratford Village Apartments consisting primarily of air conditioning unit replacements, floor covering and appliance replacements, and plumbing enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,784,000 has maturity dates ranging from July 2006 to November 2024 at which time the mortgages will be fully amortized.

During the six months ended June 30, 2001 , the Partnership paid distributions to the partners of approximately $3,251,000 (approximately $3,158,000 to the limited partners or $136.48 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) all to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.18 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately
$1,261,000 (approximately $1,168,000 to the limited partners or $50.49 per limited partnership unit) from operations of the Partnership's remaining investment properties.

During the six months ended June 30, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.94 per limited partnership unit) during the six months ended June 30, 2000. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,099.25 limited partnership units in the Partnership representing 39.32% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

                  Current Report on Form 8-K dated July 13, 2001 and filed on July 2001, disclosing the dismissal of Arthur Andersen LLP as the Registrant's certifying accountant and the appointment of Ernst and Young LLP as the certifying accountant for the year ended December 31, 2001.

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


                                    Date: July 31, 2001