Form 10QSB
period 2001-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2001-11-06
CIK 722565

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

              For the quarterly period ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 876
   Receivables and deposits                                                     310
   Restricted escrows                                                           178
   Other assets                                                               1,088
   Investment properties:
       Land                                                  $ 2,391
       Buildings and related personal property                 36,855
                                                               39,246
       Less accumulated depreciation                          (22,297)       16,949
                                                                           $ 19,401
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 88
   Tenant security deposit liabilities                                          157
   Accrued property taxes                                                       149
   Due to affiliate                                                              11
   Other liabilities                                                            288
   Mortgage notes payable                                                    19,698

Partners' Deficit
   General partners                                           $ (969)
   Limited partners (23,139 units
      issued and outstanding)                                     (21)         (990)
                                                                           $ 19,401


         See Accompanying Notes to Consolidated Financial Statements


b)

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                          Three Months              Nine Months
                                       Ended September 30,      Ended September 30,
                                        2001        2000         2001         2000
                                                 (restated)                (restated)
Revenues:
   Rental income                       $ 1,677     $ 1,970     $ 5,004       $ 5,805
   Other income                            103         121         291           303
       Total revenues                    1,780       2,091       5,295         6,108

Expenses:
   Operating                               734          765       1,935        2,309
   General and administrative               78          140         248          284
   Depreciation                            461          517       1,392        1,587
   Interest                                402          448       1,202        1,345
   Property tax                             95         142         292           420
       Total expenses                    1,770       2,012       5,069         5,945

Net income                              $   10      $   79     $   226       $   163

Net income allocated to general
   partner (10%)                       $     1      $    8     $    23       $    16
Net income allocated to limited
   partners (90%)                            9          71         203           147

                                       $    10      $   79     $   226       $   163

Net income per limited
   partnership unit                    $   .39      $ 3.07     $  8.77       $ 6.35

Distributions per limited
   partnership unit                    $    --      $   --     $136.48       $ 37.94

         See Accompanying Notes to Consolidated Financial Statements


c)

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149     $ 2,000      $23,149      $25,149

Partners' (deficit) capital at
   December 31, 2000                  23,139     $  (899)     $ 2,934      $ 2,035

Distributions to partners                 --         (93)      (3,158)      (3,251)

Net income for the nine months
   ended September 30, 2001               --          23          203          226

Partners' deficit
   at September 30, 2001              23,139     $  (969)     $   (21)     $  (990)

         See Accompanying Notes to Consolidated Financial Statements


d)
               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 226       $ 163
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,392       1,587
    Amortization of loan costs and deferred costs                     53          87
    Bad debt expense, net                                            104         163
    Change in accounts:
       Receivables and deposits                                      (19)       (327)
       Other assets                                                 (117)         11
       Accounts payable                                             (179)         38
       Tenant security deposit liabilities                             7           4
       Accrued property taxes                                        149         168
       Due to Affiliate                                               11          --
       Other liabilities                                               7          (1)
          Net cash provided by operating activities                1,634       1,893

Cash flows from investing activities:
  Property improvements and replacements                            (633)     (1,214)
  Net withdrawals from restricted escrows                             81          15
          Net cash used in investing activities                     (552)     (1,199)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (254)       (222)
  Distributions paid to partners                                  (3,251)     (1,368)
          Net cash used in financing activities                   (3,505)     (1,590)

Net decrease in cash and cash equivalents                         (2,423)       (896)

Cash and cash equivalents at beginning of period                   3,299       1,889

Cash and cash equivalents at end of period                       $   876     $   993

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,137     $ 1,296

At  September  30,  2000,   accounts  payable  and  property   improvements  and
replacements were adjusted by approximately $457,000 for non-cash activity.

Distributions of approximately $490,000 were accrued at December 31, 1999 and paid in January 2000.

         See Accompanying Notes to Consolidated Financial Statements

e)

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $271      $303
 Reimbursement for services of affiliates (included in
   investment properties, operating expense and general
   and administrative expenses)                                    216       191

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive from 5% to 7.87% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $271,000 and $303,000 during the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $216,000 and $191,000 for the nine months ended September 30, 2001 and 2000, respectively. Construction service reimbursements of approximately $41,000 and $6,000 are included in these amounts for the nine months ended September 30, 2001 and 2000, respectively.

During the nine months ended  September  30, 2001,  an affiliate of the Managing
General  Partner  loaned  the  Partnership  approximately  $131,000,   including
interest. The amount was repaid during July 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,396.25 limited partnership units in the Partnership representing 40.61% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 30, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $466 per Unit. Pursuant to this offer, AIMCO acquired 297 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.61% of the outstanding units, AIMCO is in a position of influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C -  Supplementary  Information  Required  Pursuant to Section 9.4 of the
            Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2001 (in thousands):

                                    Three Months Ended   Nine months Ended
                                    September 30, 2001   September 30, 2001

Net Income                                $   10                $ 226
Add:  Amortization expense                    14                   53
      Depreciation expense                   461                1,392
Less: Cash (to reserves)
      released from reserves                (435)               1,580

Cash available for distribution          $    50               $3,251

Distributions allocated to
  Limited Partners                       $    50               $3,158

General Partners' interest in
  cash available for distribution        $    --               $   93

Note D - Distributions

During  the  nine  months  ended  September  30,  2001,  the  Partnership   paid
distributions to the partners of approximately $3,251,000 (approximately $3,158,000 to the limited partners or $136.48 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) all to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.18 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately $1,261,000 (approximately $1,168,000 to the limited partners or $50.49 per limited partnership unit) from operations of the Partnership's remaining investment properties.

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

Subsequent to September 30, 2001, the Partnership declared a distribution of approximately $50,000 (approximately $2.16 per limited partnership unit) to the limited partners from operations. Also, the Partnership is recouping approximately $8,000 of state withholding taxes paid on behalf of the partners.

Note E - Change in Accounting Estimate

During the nine months ended September 30, 2001, certain accruals of approximately $103,000 established related to the sale of Sunflower Apartments in December 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the nine month period ended September 30, 2001.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
                                                    2001       2000
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        94%
      Stratford Place Apartments
        Gaithersburg, Maryland                      96%        98%
      Stratford Village Apartments
        Montgomery, Alabama                         91%        92%

Results of Operations

The Partnership reported net income of approximately $226,000 for the nine months ended September 30, 2001 as compared to net income of approximately $163,000 for the nine months ended September 30, 2000. The Partnership reported net income of approximately $10,000 for the three months ended September 30, 2001 as compared to approximately $79,000 for the three months ended September 30, 2000. The increase in net income for the nine month period ended September 30, 2001 is due primarily to a decrease in total expenses as a result of the sale of Sunflower Apartments in December 2000 partially offset by a decrease in total revenues. The decrease in net income for the three month period ended September 30, 2001 is due to a decrease in total revenues and a decrease in total expenses also as a result of the sale of Sunflower Apartments. Excluding the impact of the reversal of $103,000 in accruals related to the sale of Sunflower Apartments for the nine months ended September 30, 2001 and the impact of operations of Sunflower Apartments, the Partnership's net income for the nine months ended September 31, 2001 was approximately $123,000 as compared to a net loss of approximately $20,000 for the nine months ended September 30, 2000. The Partnership's net income was approximately $9,000 for both three month periods ended September 30, 2001 and 2000, respectively. The increase in net income for the nine month period was due to an increase in total revenues partially offset by an increase in total expenses. Net income for the three month period remained constant as a result of an increase in total revenues offset by an increase in total expenses. Total revenues increased for the three and nine months ended September 30, 2001 due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates at Ashton Ridge Apartments and Stratford Place Apartments, an increase in occupancy at Ashton Ridge Apartments and a decrease in bad debt expense at Ashton Ridge Apartments, which were partially offset by a decrease in average rental rates at Stratford Village Apartments. Other income increased due to an increase in utilities reimbursements at Ashton Ridge Apartments and higher cash balances maintained in interest bearing accounts.

Total expenses increased for the three and nine months ended September 30, 2001 due primarily to an increase in operating and depreciation expenses partially offset by a decrease in general and administrative expense. Operating expense increased due to an increase in property expenses and insurance expense primarily at Ashton Ridge Apartments and Stratford Place Apartments. Property expense increased due to an increase in salaries and related benefits at Ashton Ridge Apartments and an increase in utility reimbursements at Stratford Place Apartments as a result of vacant apartments. The increase in insurance expense is the result of an increase in insurance premiums at Ashton Ridge Apartments and Stratford Place Apartments. Depreciation expense increased at all the Partnership's properties due to the increase in property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expenses decreased for both the three and nine months periods due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and legal and professional fees associated with managing the partnership partially offset by an increase in audit fees. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $876,000 compared to approximately $993,000 at September 30, 2000. The decrease in cash and cash equivalents for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000 was approximately $2,423,000. This decrease is due to approximately $3,505,000 of cash used in financing activities and approximately $552,000 of cash used in investing activities which were partially offset by approximately $1,634,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions paid to the limited partners and, to a lesser extent, principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the nine months ended September 30, 2001, the Partnership spent approximately $254,000 for capital improvements consisting primarily of structural improvements, floor covering and appliance replacements, the installation of a sprinkler system, and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. Approximately $390,000 has been budgeted for capital improvements during the year 2001 at Ashton Ridge Apartments consisting primarily of floor covering and appliance replacements, installation of a sprinkler system, plumbing improvements, and air conditioning unit replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

During the nine months ended September 30, 2001, the Partnership spent approximately $206,000 for budgeted and non-budgeted capital improvements consisting primarily of counter top replacements, structural improvements, plumbing enhancements, and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. Approximately $110,000 has been budgeted, but is not limited to, for capital improvements during the year 2001 at Stratford Place Apartments consisting primarily of floor covering replacements, water heater replacements, air conditioning unit replacements, and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the nine months ended September 30, 2001, the Partnership spent approximately $173,000 for capital improvements consisting primarily of major landscaping, floor covering and appliance replacements, air conditioning improvements, structural improvements, and interior decorations. These improvements were funded from Partnership reserves and operating cash flow. Approximately $185,000 has been budgeted for capital improvements during the year 2001 at Stratford Village Apartments consisting primarily of air conditioning unit replacements, floor covering and appliance replacements, and plumbing enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,698,000 has maturity dates ranging from July 2006 to November 2024 at which time the mortgages will be fully amortized.

During  the  nine  months  ended  September  30,  2001,  the  Partnership   paid
distributions to the partners of approximately $3,251,000 (approximately $3,158,000 to the limited partners or $136.48 per limited partnership unit). These distributions consisted of approximately $1,893,000 (approximately $81.81 per limited partnership unit) all to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.18 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately $1,261,000 (approximately $1,168,000 to the limited partners or $50.49 per limited partnership unit) from operations of the Partnership's remaining investment properties.

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

Subsequent to September 30, 2001, the Partnership declared a distribution of approximately $50,000 (approximately $2.16 per limited partnership unit) to the limited partners from operations. Also, the Partnership is recouping approximately $8,000 of state withholding taxes paid on behalf of the partners. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,396.25 limited partnership units in the Partnership representing 40.61% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 30, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $466 per Unit. Pursuant to this offer, AIMCO acquired 297 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.61% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits:

                None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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


                                    Date: November 6, 2001