Form 10KSB
period 2001-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2002-03-28
CIK 722565

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $7,064,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning income-producing residential, commercial and industrial properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the controlling entities of which are Winthrop Financial Associates, A Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2003 unless terminated prior to such date.

The Partnership was initially capitalized with contributions of $1,000 from each of the general partners and $5,000 from the Initial Limited Partner. The Partnership, through its public offering of limited partner units ("Unit" or "Units"), sold 23,144 Units aggregating $23,144,000. An additional five Units were held by WFC Realty Co., Inc., a subsidiary of First Winthrop ("WFC Realty"). These five units were subsequently purchased by an affiliate of First Winthrop.

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. During 2000, the Partnership sold one of its investment properties (see "Item 7. Financial Statements - Note C - Sale of Investment Property"). For additional information with respect to the Partnership's properties see "Item 2. Description of Properties".

The Partnership does not have any employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While AIMCO and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

(3) Property is held by a trust of which the Registrant is the sole beneficiary.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying    Accumulated                           Federal
Property                   Value     Depreciation     Rate      Method     Tax Basis
                              (in thousands)                             (in thousands)
Ashton Ridge              $13,791       $ 7,989     5-40 yrs     S/L        $ 4,134
Stratford Place            16,077         9,051     5-40 yrs     S/L          5,116
Stratford Village           9,558         5,724     5-40 yrs     S/L          2,503

   Totals                 $39,426       $22,764                             $11,753

 See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:

                              Principal                                     Principal
                             Balance At     Stated                           Balance
                            December 31,   Interest    Period   Maturity     Due At
         Property               2001         Rate    Amortized    Date     Maturity (1)
                          (in thousands)                                 (in thousands)
Ashton Ridge Apartments
    1st Mortgage               $ 5,943      7.31%     240 mos.  01/01/21      $ --
Stratford Place
  Apartments
    1st Mortgage                 8,715      8.23%     120 mos.  07/01/06       7,739
Stratford Village
  Apartments
    1st Mortgage                 4,919      7.72%     360 mos.  11/01/24          --
          Totals               $19,577                                       $ 7,739

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                        Average Annual               Average
                                         Rental Rates               Occupancy
                                          (per unit)
Property                               2001         2000         2001       2000
Ashton Ridge Apartments              $ 6,946       $ 6,696        95%        95%
Stratford Place Apartments             9,287         8,576        97%        98%
Stratford Village Apartments           6,704         6,831        92%        92%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property are as follows:

                                         2001          2001
                                        Billing        Rate
                                    (in thousands)
Ashton Ridge Apartments                  $ 141         1.97%
Stratford Place Apartments                 191         1.30%
Stratford Village Apartments                56         3.45%

Capital Improvements:

Ashton Ridge Apartments

During the year ended December 31, 2001, the Partnership spent approximately $411,000 for capital improvements consisting primarily of structural and parking lot improvements, floor covering and appliance replacements, the installation of a sprinkler system and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $107,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the year ended December 31, 2001, the Partnership spent approximately $246,000 for capital improvements consisting primarily of counter top replacements, structural improvements, plumbing enhancements and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the year ended December 31, 2001, the Partnership spent approximately $156,000 for capital improvements consisting primarily of major landscaping, floor covering and appliance replacements, air conditioning improvements, structural improvements and interior decorations. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $67,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2001, no matter was submitted to a vote of the unitholders through the solicitation of proxies or otherwise.


                                     PART II


Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units (the "Units"). As of December 31, 2001, the Partnership had 701 holders of record owning an aggregate of 23,139 Units. Affiliates of the Managing General Partner owned approximately 9,729.25 Units or approximately 42.05% at December 31, 2001. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/00 - 12/31/00            $4,578,000 (1)         $197.85
       01/01/01 - 12/31/01             3,301,000 (2)          138.64

(1) Distributions consisted of approximately $3,700,000 from surplus cash due to proceeds from the sale of Sunflower Apartments and approximately $878,000 from operations.

(2) Distributions consisted of approximately $1,893,000 from the refinancing proceeds of Ashton Ridge Apartments, approximately $97,000 from the remaining sale proceeds of Sunflower Apartments and approximately $1,311,000 from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 9,729.25 limited partnership units (the "Units") in the Partnership representing 42.05% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.05% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $166,000 compared to net income of approximately $3,796,000 for the year ended December 31, 2000. The decrease in net income is primarily due to the gain realized on the sale of Sunflower Apartments in 2000 partially offset by an extraordinary loss on early extinguishment of debt.

On December 6, 2000, Sunflower Apartments was sold to an unaffiliated third party for approximately $6,900,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $6,318,000. The Partnership realized a gain on the sale of investment property of approximately $3,697,000 during the fourth quarter of 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $110,000 as a result of the write off of unamortized loan costs.

Excluding the impact of the operations and sale of Sunflower Apartments, the Partnership's net income was approximately $64,000 for the year ended December 31, 2001 compared to net income of approximately $41,000 for the year ended December 31, 2000. The increase in net income was the result of an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was a result of an increase in rental and other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at Stratford Place and Ashton Ridge Apartments. These increases more than offset the slight decrease in average rental rates at Stratford Village. Other income increased primarily due to an increase in utility reimbursements at Ashton Ridge Apartments and an increase in interest income due to higher average cash balances maintained in interest bearing accounts.

Total expenses increased for the year ended December 31, 2001 due primarily to an increase in operating and depreciation expenses partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in property and insurance expenses primarily at Ashton Ridge and Stratford Place Apartments. Property expenses increased due to an increase in salaries and related benefits at Ashton Ridge Apartments and an increase in utility charges at Stratford Place Apartments. The increase in insurance expense is the result of an increase in insurance premiums at Ashton Ridge Apartments and Stratford Place Apartments. Depreciation expense increased at all the Partnership's properties due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expenses decreased due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and legal fees associated with managing the Partnership. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $768,000 compared to approximately $3,299,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $2,531,000 is due to approximately $762,000 and $3,676,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,907,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, distributions paid to the partners and repayments of advances from affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount budgeted is expected to be $300 per unit or approximately $279,000 for all of the Partnership's investment properties. The additional capital expenditures will be incurred only if cash is available from operations and replacement reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

 The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,577,000 is amortized over varying periods. The mortgage encumbering Stratford Place Apartments requires a balloon payment of approximately $7,739,000 due in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment property may be adversely affected.

On December 15, 2000, the Partnership refinanced the mortgage note payable encumbering Ashton Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,071,000 with a new mortgage of $6,070,000. The mortgage was refinanced at a rate of 7.31% compared to the prior rate of 10.00%. Payments of principal and interest are due each month until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs incurred for the refinancing were approximately $104,000.

During the year ended December 31, 2001, the Partnership declared and paid distributions to the partners of approximately $3,301,000 (approximately $3,208,000 to the limited partners or $138.64 per limited partnership unit). These distributions consisted of approximately $1,893,000 ($81.81 per limited partnership unit) to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 all to the limited partners ($4.19 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately
$1,311,000 (approximately $1,218,000 to the limited partners or $52.64 per limited partnership unit) from operations. During the year ended December 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.95 per limited partnership unit). The Partnership also declared and paid a distribution of approximately $3,700,000 ($159.90 per limited partnership unit) from the sale of Sunflower Apartments during the year ended December 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 9,729.25 limited partnership units (the "Units") in the Partnership representing 42.05% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.05% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Report of Arthur Andersen, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



To the Partners of
Winthrop Growth Investors 1 Limited Partnership:


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/Ernst & Young LLP



Greenville, South Carolina
February 15, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
   Winthrop Growth Investors 1 Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners' (deficit) capital and cash flows of Winthrop Growth Investors 1
Limited Partnership (a limited partnership) (the "Partnership") and its subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Winthrop Growth Investors 1 Limited Partnership and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                           / s / Arthur Andersen LLP


Denver, Colorado,
January 28, 2001.

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
    Cash and cash equivalents                                                 $  768
    Receivables and deposits, net of allowance of $53                            420
    Restricted escrows                                                           208
    Other assets                                                                 923
    Investment properties (Notes D and F)
      Land                                                      $ 2,391
      Buildings and related personal property                    37,035
                                                                 39,426
      Less accumulated depreciation                             (22,764)      16,662

                                                                             $18,981
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 110
   Tenant security deposit liabilities                                           162
   Accrued property taxes                                                         56
   Other liabilities                                                             176
   Mortgage notes payable (Note D)                                            19,577

Partners' Deficit
   General partners                                             $ (975)
   Limited partners (23,139 units
      issued and outstanding)                                      (125)      (1,100)

                                                                             $18,981


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2001         2000
Revenues:
   Rental income                                                $ 6,633      $ 7,646
   Other income                                                     431          433
   Gain on sale of investment property (Note C)                      --        3,697
         Total revenues                                           7,064       11,776

Expenses:
   Operating                                                      2,738        3,112
   General and administrative                                       326          378
   Depreciation                                                   1,859        2,034
   Interest                                                       1,587        1,765
   Property taxes                                                   388          581
         Total expenses                                           6,898        7,870

Income before extraordinary item                                    166        3,906
Extraordinary loss on early extinguishment of debt (Note C)          --         (110)

         Net income                                              $ 166       $ 3,796

Net income allocated to general partners (10%)                    $ 17        $ 380
Net income allocated to limited partners (90%)                      149        3,416

         Net income                                              $ 166       $ 3,796

Per Limited Partnership Unit:
   Income before extraordinary item                              $ 6.44       $151.91
   Extraordinary loss on early extinguishment of debt                 --        (4.28)

         Net income per limited partnership unit                 $ 6.44       $147.63

   Distributions per limited partnership unit                   $138.64      $197.85

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                       Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149       $ 2       $23,149     $23,151

Partners' (deficit) capital at
   December 31, 1999                    23,139     $(1,279)    $ 4,096     $ 2,817

Net income for the year
   ended December 31, 2000                  --         380       3,416       3,796

Distributions to partners                   --          --      (4,578)     (4,578)

Partners' (deficit) capital at
   December 31, 2000                    23,139        (899)      2,934       2,035

Net income for the year
   ended December 31, 2001                  --          17         149         166

Distributions to partners                   --         (93)     (3,208)     (3,301)

Partners' deficit at
   December 31, 2001                    23,139      $ (975)    $ (125)     $(1,100)


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                         Years Ended December 31,
                                                             2001         2000
Cash flows from operating activities:
   Net income                                               $ 166        $ 3,796
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                           1,859         2,034
      Amortization of loan costs and deferred costs             86           117
      Gain on sale of investment property                       --        (3,697)
      Extraordinary loss on early extinguishment
         of debt                                                --           110
      Change in accounts:
        Receivables and deposits                               (25)          279
        Other assets                                            15           (41)
        Accounts payable                                      (157)          109
        Tenant security deposit liabilities                     12           (20)
        Accrued property taxes                                  56          (139)
        Other liabilities                                     (105)          (10)
          Net cash provided by operating activities          1,907         2,538

Cash flows from investing activities:
   Net proceeds from sale of investment property                --         6,318
   Property improvements and replacements                     (813)       (1,567)
   Net withdrawals from restricted escrows                      51           147
          Net cash (used in) provided by investing
             activities                                       (762)        4,898

Cash flows from financing activities:
   Advances from affiliates                                    130            --
   Payments on advances from affiliates                       (130)           --
   Loan costs paid                                              --          (104)
   Proceeds from refinancing                                    --         6,070
   Payments on mortgage notes payable                         (375)         (291)
   Repayments of mortgage notes payable                         --        (6,633)
   Distributions to partners                                (3,301)       (5,068)
          Net cash used in financing activities             (3,676)       (6,026)

Net (decrease) increase in cash and cash equivalents        (2,531)        1,410

Cash and cash equivalents at beginning of period             3,299         1,889

Cash and cash equivalents at end of period                  $ 768        $ 3,299

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,512       $ 1,748

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate December 31, 2003 unless terminated prior to such date. The Partnership, via its controlling interest in three partnerships and a trust, is the owner of three residential apartment complexes located in various parts of the United States at December 31, 2001.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99%, 99.9% and 99.98% general partnership interests in DEK
Associates, Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the income in 2001 and 2000.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $740,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Loan Costs: Loan costs of approximately $779,000, less accumulated amortization of approximately $356,000, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans. The amortization of loan costs is included in interest expense.

Deferred  Costs:   Costs  related  to  the  acquisition  of  the  properties  of
approximately   $1,128,000,   less  accumulated  amortization  of  approximately
$789,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

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

Restricted Escrows: In relation to the mortgages at Stratford Place and Stratford Village, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 2001, the balance was approximately $208,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: Advertising costs of approximately $63,000 in 2001 and $89,000 in 2000 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except long-term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                  2001        2000
                                                   (in thousands)
Property management fees (included in             $424        $410
  operating expenses)
Reimbursement for services of affiliates
  (included in investment properties
  and general and administrative expenses)         268         250

Affiliates of the Managing General Partner are entitled to receive between 5% to 7.87% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $424,000 and $410,000 during the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $268,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $130,000 during the year ended December 31, 2001. This advance was repaid during 2001. Interest was charged at the prime rate plus 2% and amounted to approximately $1,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 9,729.25 limited partnership units (the "Units") in the Partnership representing 42.05% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.05% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Sale of Investment Property

On December 6, 2000, Sunflower Apartments was sold to an unaffiliated third party for approximately $6,900,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $6,318,000. The Partnership realized a gain on the sale of investment property of approximately $3,697,000 during the fourth quarter of 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $110,000 as a result of the write off of unamortized loan costs.

During the year ended December 31, 2001, certain accruals of approximately $103,000 established related to the sale of Sunflower Apartments in December 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses the year ended December 31, 2001.

Note D - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:

                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 2001       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Ashton Ridge
 Apartments
  1st Mortgage         $ 5,943       $    48      7.31%     01/01/21       $    --
Stratford Place
 Apartments
  1st Mortgage           8,715            75      8.23%     07/01/06         7,739
Stratford Village
 Apartments
  1st Mortgage           4,919            38      7.72%     11/01/24            --
                       $19,577       $   161                               $ 7,739

On December 15, 2000, the Partnership refinanced the mortgage note payable encumbering Ashton Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,071,000 with a new mortgage of $6,070,000. The mortgage was refinanced at a rate of 7.31% compared to the prior rate of 10.00%. Payments of principal and interest are due each month until the loan matures on January 1, 2021 at which time the loan is scheduled to be fully amortized. Loan costs incurred for the refinancing were approximately $104,000.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

       2002             $   417
       2003                 451
       2004                 488
       2005                 527
       2006               8,176
    Thereafter            9,518
                        $19,577

Note E - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                       2001        2000
Net income as reported                               $   166      $ 3,796
Differences resulted from:
   Depreciation and amortization                         211         (328)
   Other                                                (238)          58
Federal taxable income                               $   139      $ 3,526
Federal taxable income per limited partnership
 unit                                                $  5.40      $137.13

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                         $(1,100)
Land and buildings                                      130
Accumulated depreciation                             (5,039)
Other                                                    92
Net liabilities - Federal tax basis                 $(5,917)

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)
Ashton Ridge Apartments        $ 5,943        $ 690      $ 8,988         $ 4,113
Stratford Place
  Apartments                     8,715         1,368      11,978           2,731
Stratford Village
  Apartments                     4,919           333       7,918           1,307
          Totals               $19,577       $ 2,391     $28,884         $ 8,151


                    Gross Amount At Which Carried
                        At December 31, 2001
                           (in thousands)

                              Buildings
                                And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)

Ashton Ridge
  Apartments         $ 690     $13,101   $13,791     $ 7,989       12/84       5-40
Stratford Place
  Apartments          1,368     14,709    16,077       9,051       12/85       5-40
Stratford Village
  Apartments            333      9,225     9,558       5,724       02/86       5-40
      Totals        $ 2,391    $37,035   $39,426     $22,764

Reconciliation of Real Estate and Accumulated Depreciation:

                                            Years Ended December 31,
                                              2001             2000
                                                 (in thousands)
Real Estate
Balance at beginning of year               $38,613          $46,656
   Property improvements                       813            1,110
   Property dispositions                        --           (9,153)
Balance at end of year                     $39,426          $38,613

Accumulated Depreciation
Balance at beginning of year               $20,905          $25,403
   Additions charged to expense              1,859            2,034
   Property dispositions                        --           (6,532)
Balance at end of year                     $22,764          $20,905

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $39,556,000 and $38,744,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $27,803,000 and $26,155,000 respectively.

Note G - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions to the partners of approximately $3,301,000 (approximately $3,208,000 to the limited partners or $138.64 per limited partnership unit). These distributions consisted of approximately $1,893,000 ($81.81 per limited partnership unit) to the limited partners from the refinancing proceeds of Ashton Ridge Apartments and approximately $97,000 to the limited partners ($4.19 per limited partnership unit) from the remaining sale proceeds of Sunflower Apartments. The distributions also consisted of approximately $1,311,000 (approximately $1,218,000 to the limited partners or $52.64 per limited partnership unit) from operations. During the year ended December 31, 2000, the Partnership paid a distribution to the limited partners from operations of approximately $490,000 ($21.18 per limited partnership unit) which had been declared and accrued at December 31, 1999. In addition, the Partnership declared and paid cash distributions to the limited partners from operations of approximately $878,000 ($37.95 per limited partnership unit). The Partnership also declared and paid a distribution of approximately $3,700,000 ($159.90 per limited partnership unit) from the sale of Sunflower Apartments during the year ended December 31, 2000.

Note H - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 6, 2001, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP and retained as its new Independent Auditors, Ernst & Young LLP. Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 2000 and through July 6, 2001, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective July 6, 2001, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through July 6, 2001, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

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

As of December 31, 2001, the names of the directors and executive officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

        Name            Age   Position

Patrick J. Foye         44    Vice President - Residential and Director

Martha L. Long          42    Senior Vice President and Controller - Residential

Michael L. Ashner       49    Chief Executive Officer and Director

Peter Braverman         50    Executive Vice President and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and Director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State
Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing  General  Partner has  appointed  Ernst & Young LLP as  independent auditors to audit the consolidated financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of $33,000 and non-audit services (principally tax-related) of $17,000. In addition, the Partnership paid their former auditors $4,000 for audit services and $24,000 for non-audit services (primarily tax-related).

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.


Entity                               Number of Units       Percentage

Apartment Investment and                 4,872.34            21.06%
   Management Company
AIMCO Properties LP                      4,856.91            20.99%
  (an affiliate of AIMCO)

Apartment Investment and Management Company's business address is 2200 South Colorado Boulevard, Denver, Colorado 80222.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                  2001        2000
                                                   (in thousands)
Property management fees                          $424        $410
Reimbursement for services of affiliates           268         250

Affiliates of the Managing General Partner are entitled to receive between 5% to 7.87% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $424,000 and $410,000 during the year ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $268,000 and $250,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $130,000 during the year ended December 31, 2001. This advance was repaid during 2001. Interest was charged at the prime rate plus 2% and amounted to approximately $1,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $45,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 9,729.25 limited partnership units (the "Units") in the Partnership representing 42.05% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.05% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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


                                    Date: March 28, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Vice President - Residential        Date: March 28, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Vice President and                  Date: March 28, 2002
Martha L. Long          Controller - Residential

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

      3 Amended and Restated agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated as of May 11, 1984.

      3(a) Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1995.

      10.1 Documents related to Sunflower Apartments property, filed as an exhibit to the Registrant's Registration Statement on Form S-11, File No. 2-84760, and incorporated herein by reference.

      10.2 Documents relating to Meadow Wood Apartments property in Jacksonville, Florida, filed as an exhibit to the Registrant's Current Report on Form 8-K dated March 17, 1986, and incorporated herein by reference.

      10.3 Documents relating to Stratford Village Apartments property in Montgomery, Alabama, filed as an exhibit to the Registrant's Annual Report on Form 8-K for the year ended December 31, 1989, and incorporated here in by reference.

      10.4 Amendment Number One to the Joint Venture Agreement of DEK Associates Joint Venture, dated October 7, 1988 (Sunflower) filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 6, 1995, and incorporated herein by reference.

      10.5 Meadow Wood Winthrop Associates Limited Partnership Certificate and Agreement filed on December 1, 1988, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated here in by reference.

      10.6 Management Agreement between Winthrop Management and Meadow Wood dated February 1, 1990, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.7 Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990 filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 1996, and incorporated herein by reference.

      10.8 Management Agreement between Sunflower and Winthrop Management dated April 1, 1990 filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, and incorporated herein by reference.

      10.9 Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.10       First  Addendum  to  Purchase  and  Sale  Contract   between
                  Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.11 Second Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.12 Third Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.13 Fourth Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.14 Fifth Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

      10.15 Multifamily Mortgage, assignment of rents, and security agreement for refinancing of Meadow Wood Apartments

      10.16       Financing Statement - Exhibit B for Meadow Wood Associates

      10.17       Multifamily Note - Exhibit C for Meadow Wood Associates

      10.18       Limited Guaranty - Meadow Wood Associates

      10.19 Consolidation, Extension and Modification Agreement - Meadow Wood Associates

      10.20       Replacement Reserve Agreement

      16 Letter dated July 6, 2001 from Arthur Andersen LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 6, 2001, and incorporated herein by reference.

      99 Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.

                                   Exhibit 99


Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.    Statements of Cash Available for Distribution:

                                     Three Months Ended       Year Ended
                                      December 31, 2001    December 31, 2001
                                                 (in thousands)

Net income                                  $ (60)               $ 166
Add:
   Amortization expense                         33                   86
   Depreciation expense                        467                1,859
Less cash (to reserves) released
  from reserves                               (272)               1,190
Cash available for distribution             $ 168               $ 3,301
Distributions allocated to
   limited partners                         $ 168               $ 3,208

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2001:

    Entity Receiving                        Form of
      Compensation                        Compensation                    Amount

General Partners         Interest in Cash Available for Distributio       $  93

Affiliates of the        Property Management Fee                          $ 424
Managing General
Partner

Affiliates of the        Reimbursement for Services                       $ 268
Managing General
Partner