Form 10QSB
period 2002-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2002-05-13
CIK 722565

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

                   For the quarterly period ended March 31, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 1,302
   Receivables and deposits                                                     406
   Restricted escrows                                                           209
   Other assets                                                                 902
   Investment properties:
       Land                                                  $ 2,391
       Buildings and related personal property                 37,152
                                                               39,543
       Less accumulated depreciation                          (23,227)       16,316
                                                                           $ 19,135
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 170
   Tenant security deposit liabilities                                          173
   Accrued property taxes                                                        49
   Other liabilities                                                            348
   Mortgage notes payable                                                    19,476

Partners' Deficit
   General partners                                           $ (956)
   Limited partners (23,139 units
      issued and outstanding)                                    (125)       (1,081)
                                                                           $ 19,135


            See Accompanying Notes to Consolidated Financial Statements

b)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2002           2001
                                                                          (Restated)
Revenues:
   Rental income                                            $ 1,701        $ 1,641
   Other income                                                 163             88
   Casualty gain (Note D)                                        12             --
       Total revenues                                         1,876          1,729
Expenses:
   Operating                                                    648            672
   General and administrative                                    79             84
   Depreciation                                                 472            463
   Interest                                                     393            401
   Property taxes                                                97             98
       Total expenses                                         1,689          1,718

Income from continuing operations                               187             11
Income from discontinued operations                              --             103
Net income                                                   $ 187          $ 114

Net income allocated to general partners (10%)                $ 19           $ 11

Net income allocated to limited partners (90%)                  168            103

                                                             $ 187          $ 114

Per limited partnership unit:
   Income from continuing operations                         $ 7.26         $ 0.43
   Income from discontinued operations                           --           4.02
Net income                                                   $ 7.26         $ 4.45
Distributions per limited partnership unit                   $ 7.26        $130.08



            See Accompanying Notes to Consolidated Financial Statements

c)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2001                  23,139      $ (975)     $ (125)      $(1,100)

Distributions to partners                 --          --         (168)        (168)

Net income for the three months
   ended March 31, 2002                   --          19          168          187

Partners' deficit
   at March 31, 2002                  23,139      $ (956)     $ (125)      $(1,081)

            See Accompanying Notes to Consolidated Financial Statements

d)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 187       $ 114
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    472         463
     Amortization of loan costs and deferred costs                    15          20
     Casualty gain                                                   (12)         --
     Change in accounts:
      Receivables and deposits                                        14          68
      Other assets                                                     6          35
      Accounts payable                                                60        (139)
      Tenant security deposit liabilities                             11          (4)
      Accrued property taxes                                          (7)         51
      Other liabilities                                              172         (59)
          Net cash provided by operating activities                  918         549

Cash flows from investing activities:
  Property improvements and replacements                            (151)       (129)
  Insurance proceeds received                                         37          --
  Net deposits to restricted escrows                                  (1)         (6)
          Net cash used in investing activities                     (115)       (135)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (101)        (83)
  Distributions to partners                                         (168)     (3,088)
          Net cash used in financing activities                     (269)     (3,171)

Net increase (decrease) in cash and cash equivalents                 534      (2,757)

Cash and cash equivalents at beginning of period                     768       3,299

Cash and cash equivalents at end of period                       $ 1,302      $ 542

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 382       $ 353

            See Accompanying Notes to Consolidated Financial Statements

e)

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners of the Partnership are Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and Linnaeus-Lexington Associates Limited Partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of March 31, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

During the first quarter of 2001, certain accruals of approximately $103,000 established related to the sale of Sunflower Apartments in December 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as income from discontinued operations in the three month period ended March 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive between 5% and 7.87% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $85,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $63,000 and $60,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $83,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2002 and 2001 (in thousands):

                                             2002            2001

Net Income                                  $ 187            $ 114
Add:  Amortization expense                      15              20
      Depreciation expense                     472             463
Less: Cash to reserves                        (506)           (433)

Cash available for distribution             $ 168            $ 164

Distributions allocated to
  Limited Partners                          $ 168            $ 148

General Partners' interest in
  cash available for distribution           $  --            $ 16

Note D - Casualty Gain

During the three months ended March 31, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. The gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
                                                    2002       2001
      Ashton Ridge Apartments
        Jacksonville, Florida                       97%        96%
      Stratford Place Apartments
        Gaithersburg, Maryland                      97%        97%
      Stratford Village Apartments
        Montgomery, Alabama                         90%        89%

Results of Operations

The Partnership's net income for the three months ended March 31, 2002, was approximately $187,000 compared to net income of approximately $114,000 for the three months ended March 31, 2001. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses partially offset by a reduction in 2001 of certain accruals related to the sale of Sunflower Apartments during 2000 which is included in income from discontinued operations. Effective January 1, 2002, the Partnership adopted
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of March 31, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

The Partnership recognized income from continuing operations for the three months ended March 31, 2002 of approximately $187,000 as compared to income from continuing operations of approximately $11,000 for the three months ended March 31, 2001. The increase in income is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues was due to increases in rental and other income. Rental income increased as a result of an increase in average rental rates at Ashton Ridge and Stratford Place Apartments and an increase in occupancy at Stratford Village and Ashton Ridge Apartments. Other income increased primarily due to an increase in utility reimbursements at Ashton Ridge Apartments and Stratford Place Apartments. The increase in other income was partially offset by a decrease in interest income as a result of lower cash balances available for investment in interest bearing accounts. The decrease in total expenses is primarily attributable to a decrease in operating expense. Operating expense decreased as a result of a decrease in property expenses primarily at Ashton Ridge and Stratford Place Apartments partially offset by an increase in insurance expense. Property expenses decreased as a result of a decrease in utility charges and employee salaries and related benefits at Ashton Ridge and Stratford Place Apartments. The increase in insurance expense is the result of an increase in insurance premiums primarily at Ashton Ridge and Stratford Place Apartments.

Included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,302,000 compared to approximately $542,000 at March 31, 2001. Cash and cash equivalents increased approximately $534,000 since December 31, 2001 due to approximately $918,000 of cash provided by operating activities partially offset by approximately $115,000 and $269,000 of cash used in investing activities and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $62,000 for capital improvements consisting primarily of building improvements related to repairs from the casualty, floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. Approximately $107,000 has been budgeted for capital improvements during the year 2002 at Ashton Ridge
Apartments consisting primarily of floor covering and appliance replacements, structural improvements and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $57,000 for capital improvements consisting primarily of floor covering and appliance replacement and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Approximately $101,000 has been budgeted for capital improvements during the year 2002 at Stratford Place Apartments consisting primarily of floor covering replacements, structural improvements, air conditioning unit replacements, interior painting of common area and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the three months ended March 31, 2002, the Partnership spent approximately $32,000 for capital improvements consisting primarily of floor covering replacements, major landscaping and plumbing enhancements. These improvements were funded from operating cash flow. Approximately $67,000 has been budgeted for capital improvements during the year 2002 at Stratford Village Apartments consisting primarily of air conditioning unit, and floor covering and appliance replacements and plumbing enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,476,000 is amortized over varying periods. The mortgage encumbering Stratford Place Apartments requires a balloon payment of approximately $7,739,000 due in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $ 168            $  7.26          $  1,098          $ 44.09

Refinancing (1)           --                 --             1,893            81.81

Sale (2)                  --                 --                97             4.18
                       $ 168            $  7.26          $  3,088          $130.08

(1)   From the refinancing of Ashton Ridge Apartments during 2000.

(2)   From the remaining undistributed sale proceeds of Sunflower Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 9,735.25 limited partnership units (the "Units") in the Partnership representing 42.07% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.07% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002