Form 10QSB
period 2002-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2002-08-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 730
   Receivables and deposits                                                     545
   Restricted escrows                                                           223
   Other assets                                                                 812
   Investment properties:
       Land                                                  $ 2,391
       Buildings and related personal property                 37,228
                                                               39,619
       Less accumulated depreciation                          (23,704)       15,915
                                                                           $ 18,225
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 38
   Tenant security deposit liabilities                                          179
   Accrued property taxes                                                        98
   Other liabilities                                                            212
   Mortgage notes payable                                                    19,373

Partners' Deficit
   General partners                                          $ (1,016)
   Limited partners (23,139 units
      issued and outstanding)                                    (659)       (1,675)
                                                                           $ 18,225

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                           Three Months              Six Months
                                          Ended June 30,           Ended June 30,
                                         2002       2001         2002         2001
                                                                           (Restated)

Revenues:
   Rental income                       $ 1,728     $ 1,686     $ 3,429       $ 3,327
   Other income                            136         100         299           188
   Casualty gain (Note D)                   --          --          12            --
       Total revenues                    1,864       1,786       3,740         3,515

Expenses:
   Operating                                618         632       1,266        1,304
   General and administrative                81          86         160          170
   Depreciation                             477         468         949          931
   Interest                                 374         399         767          800
   Property tax                             97          99         194           197
       Total expenses                    1,647       1,684       3,336         3,402

Income from continuing operations          217         102         404           113
Income from discontinued
   operations (Note A)                      --          --          --           103

Net income                              $ 217       $ 102       $ 404         $ 216

Net income allocated to general
   partners (10%)                        $ 22       $ 10         $ 40         $ 22
Net income allocated to limited
   partners (90%)                          195          92         364           194
                                        $ 217       $ 102       $ 404         $ 216

Per limited partnership unit:
  Income from continuing operations     $ 8.43     $ 3.98      $ 15.73       $ 4.36
  Income from discontinued
    operations                              --          --          --          4.02

Net income                              $ 8.43     $ 3.98      $ 15.73       $ 8.38

Distributions per limited
   partnership unit                    $ 31.55     $ 6.40      $ 38.81       $136.48

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2001                  23,139      $ (975)     $ (125)      $(1,100)

Distributions to partners                 --         (81)        (898)        (979)

Net income for the six months
   ended June 30, 2002                    --          40          364          404

Partners' deficit
   at June 30, 2002                   23,139     $(1,016)     $ (659)      $(1,675)

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 404       $ 216
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     949         931
    Amortization of loan costs and deferred costs                      9          39
    Bad debt expense, net                                             --          53
    Casualty gain                                                    (12)         --
    Change in accounts:
       Receivables and deposits                                     (125)        (60)
       Other assets                                                  102          60
       Accounts payable                                              (72)       (173)
       Tenant security deposit liabilities                            17          (1)
       Accrued property taxes                                         42         103
       Other liabilities                                              36         (83)
          Net cash provided by operating activities                1,350       1,085

Cash flows from investing activities:
  Property improvements and replacements                            (227)       (337)
  Insurance proceeds received                                         37          --
  Net (deposits to) withdrawals from restricted escrows              (15)        100
          Net cash used in investing activities                     (205)       (237)

Cash flows from financing activities:
  Advances from affiliates                                            --         130
  Payments on mortgage notes payable                                (204)       (168)
  Distributions paid to partners                                    (979)     (3,251)
          Net cash used in financing activities                   (1,183)     (3,289)

Net decrease in cash and cash equivalents                            (38)     (2,441)

Cash and cash equivalents at beginning of period                     768       3,299

Cash and cash equivalents at end of period                        $ 730       $ 858

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 763       $ 741

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Sunflower Apartments was sold to an unrelated third party in December 2000. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive between 5% and 7.87% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $200,000 and $173,000 during the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $123,000 and $125,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

During the six months ended June 30, 2001, an affiliate of the Managing General Partner loaned the Partnership approximately $130,000. The amount was repaid during 2001. Interest was charged at prime plus 2% and amounted to approximately $1,000 for the six months ended June 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $83,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2002 (in thousands):

                                         Three Months     Six Months
                                            Ended            Ended
                                           June 30,        June 30,
                                             2002            2002

Net Income                                  $ 217            $ 404
Add:  Amortization expense                      (6)              9
      Depreciation expense                     477             949
Less: Cash from (to) reserves                  123            (383)

Cash available for distribution             $ 811            $ 979

Distributions allocated to
  Limited Partners                          $ 730            $ 898

General Partners' interest in
  cash available for distribution            $ 81            $ 81

Note D - Casualty Gain

During the six months ended June 30, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. The gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
                                                    2002       2001
      Ashton Ridge Apartments
        Jacksonville, Florida                       97%        96%
      Stratford Place Apartments
        Gaithersburg, Maryland                      97%        97%
      Stratford Village Apartments
        Montgomery, Alabama                         92%        91%

Results of Operations

The Partnership reported net income of approximately $404,000 for the six months ended June 30, 2002 as compared to net income of approximately $216,000 for the six months ended June 30, 2001. The Partnership reported net income of approximately $217,000 for the three months ended June 30, 2002 as compared to approximately $102,000 for the three months ended June 30, 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Sunflower Apartments was sold to an unrelated third party in December 2000. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

The Partnership recognized income from continuing operations for the three and six month periods ended June 30, 2002 of approximately $217,000 and $404,000 compared to income from continuing operations of approximately $102,000 and $113,000 for the three and six month periods ended June 30, 2001. The increase in income from continuing operations is primarily attributable to an increase in total revenues and a slight decrease in total expenses. The increase in total revenues for the three and six month period ended June 30, 2002 was primarily due to increases in rental and other income. Rental income increased as a result of an increase in average rental rates at Ashton Ridge and Stratford Place Apartments and an increase in occupancy at Stratford Village and Ashton Ridge Apartments. Other income increased primarily due to an increase in utility reimbursements at Ashton Ridge Apartments and Stratford Place Apartments, partially offset by a decrease in interest income as a result of lower cash balances available for investment in interest bearing accounts. The decrease in total expenses for the three and six month periods ended June 30, 2002 is primarily due to a decrease in operating expenses and interest expense partially offset by an increase in depreciation expense. Operating expense decreased as a result of a decrease in property expenses primarily at Ashton Ridge and Stratford Place Apartments partially offset by an increase in insurance expense. Property expenses decreased as a result of a decrease in utility charges and employee salaries and related benefits at Ashton Ridge and Stratford Place Apartments. The increase in insurance expense is the result of an increase in insurance premiums at all the Partnership's investment properties. Interest expense decreased primarily due to principal payments made against outstanding loans at the Partnership's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated primarily at Stratford Village and Ashton Ridge Apartments.

Included in general and administrative expenses for the six months ended June 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $730,000 compared to approximately $858,000 at June 30, 2001. Cash and cash equivalents decreased approximately $38,000 since December 31, 2001 due to approximately $1,183,000 and $205,000 of cash used in financing activities and investing activities, respectively partially offset by approximately $1,350,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the six months ended June 30, 2002, the Partnership spent approximately $96,000 for capital improvements consisting primarily of building improvements related to repairs from the casualty, floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. Approximately $195,000 has been budgeted for capital improvements during the year 2002 at Ashton Ridge Apartments consisting primarily of floor covering and appliance replacements, major landscaping and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the six months ended June 30, 2002, the Partnership spent approximately $81,000 for capital improvements consisting primarily of floor covering and appliance replacement and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Approximately $108,000 has been budgeted for capital improvements during the year 2002 at Stratford Place Apartments consisting primarily of floor covering replacements, structural improvements, air conditioning unit replacements, interior painting of common area and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the six months ended June 30, 2002, the Partnership spent approximately $50,000 for capital improvements consisting primarily of floor covering replacements, major landscaping and plumbing enhancements. These improvements were funded from operating cash flow. Approximately $84,000 has been budgeted for capital improvements during the year 2002 at Stratford Village Apartments consisting primarily of air conditioning unit, floor covering, appliance and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,373,000 is amortized over varying periods. The mortgage encumbering Stratford Place Apartments requires a balloon payment of approximately $7,739,000 due in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $ 979            $ 38.81          $  1,261          $ 50.49

Refinancing (1)           --                 --             1,893            81.81

Sale (2)                  --                 --                97             4.18
                       $ 979            $ 38.81          $  3,251          $136.48

(1)   From the refinancing of Ashton Ridge Apartments during 2000.

(2)   From the remaining undistributed sale proceeds of Sunflower Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 9,855.25 limited partnership units (the "Units") in the Partnership representing 42.59% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended and Restated Agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated May 11, 1984 (included as an exhibit to the Partnership's Registration Statement on Form 2-11, File No. 2-84760 and incorporated herein be reference).

                  Exhibit 3.2, Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1985 (Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Vice President and
                                          Chief Accounting Officer - Residential


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.