Form 10QSB
period 2002-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2002-11-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002

Assets
   Cash and cash equivalents                                                 $  951
   Receivables and deposits                                                     517
   Restricted escrows                                                           229
   Other assets                                                               1,013
   Investment properties:
       Land                                                  $ 2,391
       Buildings and related personal property                 37,338
                                                               39,729
       Less accumulated depreciation                          (24,113)       15,616
                                                                           $ 18,326
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 62
   Tenant security deposit liabilities                                          194
   Accrued property taxes                                                       148
   Other liabilities                                                            289
   Mortgage notes payable                                                    19,267

Partners' Deficit
   General partners                                           $ (990)
   Limited partners (23,139 units
      issued and outstanding)                                    (644)       (1,634)
                                                                           $ 18,326


                See Accompanying Notes to Consolidated Financial Statements


                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months             Nine Months
                                       Ended September 30,      Ended September 30,
                                         2002       2001         2002         2001
                                                                           (Restated)

Revenues:
   Rental income                       $ 1,713     $ 1,677     $ 5,142       $ 5,004
   Other income                            153         103         452           291
   Casualty gain (Note D)                   66          --          78            --
       Total revenues                    1,932       1,780       5,672         5,295

Expenses:
   Operating                                650         734       1,916        2,038
   General and administrative                80          78         240          248
   Depreciation                             468         461       1,417        1,392
   Interest                                 379         402       1,146        1,202
   Property tax                             99          95         293           292
       Total expenses                    1,676       1,770       5,012         5,172

Income from continuing operations          256          10         660           123
Income from discontinued
   operations (Note A)                      --          --          --           103

Net income                              $ 256       $ 10        $ 660         $ 226

Net income allocated to general
   partners (10%)                        $ 26        $ 1         $ 66         $ 23
Net income allocated to limited
   partners (90%)                          230           9         594           203
                                        $ 256       $ 10        $ 660         $ 226

Per limited partnership unit:
  Income from continuing operations     $ 9.94      $ .39      $ 25.67       $ 4.75
  Income from discontinued
    operations                              --          --          --          4.02

Net income                              $ 9.94      $ .39      $ 25.67       $ 8.77

Distributions per limited
   partnership unit                     $ 9.29      $ --       $ 48.10       $136.48

                See Accompanying Notes to Consolidated Financial Statements


                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2001                  23,139      $ (975)     $ (125)      $(1,100)

Distributions to partners                 --         (81)      (1,113)      (1,194)

Net income for the nine months
   ended September 30, 2002               --          66          594          660

Partners' deficit
   at September 30, 2002              23,139      $ (990)     $ (644)      $(1,634)

                See Accompanying Notes to Consolidated Financial Statements

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                      $ 660       $ 226
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,417       1,392
    Amortization of loan costs and deferred costs                     11          53
    Bad debt expense, net                                            112         104
    Casualty gain                                                    (78)         --
    Change in accounts:
       Receivables and deposits                                     (209)        (19)
       Other assets                                                 (101)       (117)
       Accounts payable                                              (48)       (179)
       Tenant security deposit liabilities                            32           7
       Accrued property taxes                                         92         149
       Other liabilities                                             113           7
       Due to affiliates                                              --          11
          Net cash provided by operating activities                2,001       1,634

Cash flows from investing activities:
  Property improvements and replacements                            (422)       (633)
  Insurance proceeds received                                        129          --
  Net (deposits to) withdrawals from restricted escrows              (21)         81
          Net cash used in investing activities                     (314)       (552)

Cash flows from financing activities:
  Advances from affiliates                                            --         130
  Payments on advances from affiliates                                --        (130)
  Payments on mortgage notes payable                                (310)       (254)
  Distributions paid to partners                                  (1,194)     (3,251)
          Net cash used in financing activities                   (1,504)     (3,505)

Net increase (decrease) in cash and cash equivalents                 183      (2,423)

Cash and cash equivalents at beginning of period                     768       3,299

Cash and cash equivalents at end of period                        $ 951       $ 876

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,142     $ 1,137

                See Accompanying Notes to Consolidated Financial Statements


                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Sunflower Apartments was sold to an unrelated third party in December 2000. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

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

Affiliates of the Managing General Partner are entitled to receive between 5% and 7.87% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $299,000 and $271,000 during the nine months ended September 30, 2002 and 2001, respectively, which is included in operating and general and administrative expenses.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $190,000 and $216,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Such reimbursements include approximately $20,000 owed to the Managing General Partner at September 30, 2002. Construction service reimbursements of approximately $13,000 and $41,000 are included in these amounts for the nine months ended September 30, 2002 and 2001, respectively. The construction fees are calculated based on a percentage of certain additions to investment properties.

During the nine months ended September 30, 2001, an affiliate of the Managing General Partner loaned the Partnership approximately $130,000. The amount was repaid during July 2001. Interest was charged at prime plus 2% and amounted to approximately $1,000 for the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $83,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2002 (in thousands):

                                         Three Months     Nine Months
                                            Ended            Ended
                                        September 30,    September 30,
                                           2002              2002

Net Income                                  $ 256            $ 660
Add:  Amortization expense                       3              11
      Depreciation expense                     468           1,417
Less: Cash to reserves                        (512)           (894)

Cash available for distribution             $ 215           $1,194

Distributions allocated to
  Limited Partners                          $ 215           $1,113

General Partners' interest in
  cash available for distribution            $ --            $ 81

Note D - Casualty Gain

During the nine months ended September 30, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000. During April 2002 there was a fire at Ashton Ridge Apartments that damaged eight apartment units. The damage is currently in process of being repaired. A net casualty gain of approximately $66,000 was recorded which was the result of the receipt of insurance proceeds of approximately $92,000 net of the write off of fixed assets of approximately $26,000. It is anticipated that the total cost to restore the damaged units will be approximately $146,000. The Managing General Partner expects to receive additional insurance proceeds of approximately $43,000 once the work is completed.

Note E - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
                                                     2002    2001
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        96%
      Stratford Place Apartments
        Gaithersburg, Maryland                      96%        96%
      Stratford Village Apartments
        Montgomery, Alabama                         93%        91%

Results of Operations

The Partnership reported net income of approximately $660,000 for the nine months ended September 30, 2002 as compared to net income of approximately $226,000 for the nine months ended September 30, 2001. The Partnership reported net income of approximately $256,000 for the three months ended September 30, 2002 as compared to approximately $10,000 for the three months ended September 30, 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Sunflower Apartments was sold to an unrelated third party in December 2000. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the operations of Sunflower Apartments as income from discontinued operations.

The Partnership recognized income from continuing operations for the three and nine month periods ended September 30, 2002 of approximately $256,000 and $660,000 compared to income from continuing operations of approximately $10,000 and $123,000 for the three and nine month periods ended September 30, 2001. The increase in income from continuing operations is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three and nine month period ended September 30, 2002 was primarily due to increases in rental and other income as well as a net casualty gain recorded at Ashton Ridge Apartments during the nine months ended September 30, 2002 for fire and wind damage. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000. During April 2002 there was a fire at Ashton Ridge Apartments that damaged eight apartment units. The damage is currently in process of being repaired. A net casualty gain of approximately $66,000 was recorded which was the result of the receipt of insurance proceeds of approximately $92,000 net of the write off of fixed assets of approximately $26,000. It is anticipated that the total cost to restore the damaged units will be approximately $146,000. The Managing General Partner expects to receive additional insurance proceeds of approximately $43,000 once the work is completed.

Rental income increased as a result of an increase in average rental rates at Ashton Ridge and Stratford Place Apartments and an increase in occupancy at Stratford Village partially offset by reduced rental rates at Stratford Village Apartments. Other income increased primarily due to an increase in utility reimbursements at Ashton Ridge Apartments and Stratford Place Apartments, partially offset by a decrease in interest income as a result of lower cash balances available for investment in interest bearing accounts.

The decrease in total expenses for the three and nine month periods ended September 30, 2002 is primarily due to a decrease in operating and interest expenses partially offset by an increase in depreciation expense. Operating expenses  decreased  as a result of a decrease  in property  expenses  partially offset by an increase in management fees and advertising expenses. Property expenses decreased as a result of a decrease in utility charges and employee salaries and related benefits at Ashton Ridge and Stratford Place Apartments. The increase in management fees is primarily due to an increase in the percentage of gross receipts paid to the Managing General Partner as compensation for providing property management services. The rate increased from 5.00% to 7.87% in July 2001 at Stratford Village Apartments. Advertising expenses increased due to increased promotions and referral fees primarily at Ashton Ridge Apartments. Interest expense decreased primarily due to principal payments made against mortgage loans at the Partnership's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated primarily at Stratford Village and Ashton Ridge Apartments.

General and administrative and property tax expense remained relatively constant for the comparable three and nine month periods. Included in general and administrative expenses for the nine months ended September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $951,000 compared to approximately $876,000 at September 30, 2001. Cash and cash equivalents increased approximately $183,000 since December 31, 2001 due to approximately $2,001,000 of cash provided by operating activities partially offset by approximately $314,000 and $1,504,000 of cash used in investing activities and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Ashton Ridge Apartments

Approximately $173,000 has been budgeted for capital improvements during the year 2002 at Ashton Ridge Apartments consisting primarily of floor covering and appliance replacements, air conditioning unit replacements and structural improvements. During the nine months ended September 30, 2002, the Partnership spent approximately $203,000 for budgeted and nonbudgeted capital improvements consisting primarily of building improvements related to reconstruction from casualties, floor covering and appliance replacements, structural improvements and air conditioning unit replacements. These improvements were funded from operating cash flow and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

Approximately $125,000 has been budgeted for capital improvements during the year 2002 at Stratford Place Apartments consisting primarily of floor covering replacements, structural improvements, air conditioning unit replacements, interior painting of common area and major landscaping. During the nine months ended September 30, 2002, the Partnership spent approximately $193,000 for budgeted and nonbudgeted capital improvements consisting primarily of floor covering and appliance replacement, structural improvements, exterior painting and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

Approximately $85,000 has been budgeted for capital improvements during the year 2002 at Stratford Village Apartments consisting primarily of air conditioning unit, floor covering, appliance and water heater replacements. During the nine months ended September 30, 2002, the Partnership spent approximately $26,000 for capital improvements consisting primarily of floor covering replacements, major landscaping and plumbing enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,267,000 is amortized over varying periods. The mortgage encumbering Stratford Place Apartments requires a balloon payment of approximately $7,739,000 in July 2006. The mortgage indebtedness encumbering the remaining properties of approximately $10,691,000 has maturity dates ranging from January 2021 to November 2024. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):

                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit
Operations             $1,194           $ 48.10          $  1,261          $ 50.49

Refinancing (1)            --                --             1,893            81.81

Sale (2)                   --                --                97             4.18
                       $1,194           $ 48.10          $  3,251          $136.48

(1) From the remaining undistributed refinancing proceeds of Ashton Ridge Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,391.25 limited partnership units (the "Units") in the Partnership representing 44.91% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on September 27, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $512.00 per unit expired. Pursuant to this offer, AIMCO acquired 536 Units during the quarter ended September 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 44.91% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended and Restated Agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated May 11, 1984 (included as an exhibit to the Partnership's Registration Statement on Form S-11, File No. 2-84760 and incorporated herein by reference).

                  Exhibit 3.2, Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1985 (Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K filed during the quarter ended September 30,
               2002:

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



                                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Vice President and
                                          Chief Accounting Officer - Residential


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Vice President - Residential of Two Winthrop
                                    Properties, Inc., equivalent of the chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Vice President - Residential and Chief
                                    Financial Officer of Two Winthrop
                                    Properties, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                           Name: Patrick J. Foye
                                           Date: November 13, 2002


                                           /s/Paul J. McAuliffe
                                          Name: Paul J. McAuliffe
                                          Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.