Form 10KSB
period 2002-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2003-03-31
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $6,080,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Partnership's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and
possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

                                     PART I

Item 1.     Description of Business

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning income-producing residential, commercial and industrial properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the controlling entities of which are Winthrop Financial Associates, A Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2003. The Managing General Partner is currently working to extend the expiration date and expects to have this completed during 2003.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. During 2000, the Partnership sold one of its investment properties and during 2002, the Partnership sold another of its investment properties. For additional information with respect to the Partnership's properties and the sale of the property in November 2002 see "Item 2. Description of Properties".

The Partnership does not have any employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

The following table sets forth the Partnership's investment properties:


                                      Date of           Type of
             Property                Purchase      Type of Ownership          Use

Ashton Ridge Apartments                12/84     Fee ownership subject     Apartment
   Jacksonville, Florida                        to a first mortgage (1)    356 units

Stratford Place Apartments             12/85     Fee ownership subject     Apartment
   Gaithersburg, Maryland                       to a first mortgage (2)    350 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.9% interest.

(2) Property is held by a Limited Partnership in which the Partnership owns a 99.98% interest.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. The Partnership also recognized a loss on the early extinguishment of debt of approximately $300,000 as a result of the write off of unamortized costs.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying    Accumulated                           Federal
Property                   Value     Depreciation     Rate      Method     Tax Basis
                              (in thousands)                             (in thousands)
Ashton Ridge              $14,044       $ 8,657     5-40 yrs     S/L        $ 3,809
Stratford Place            16,347         9,765     5-40 yrs     S/L          4,672

   Totals                 $30,391       $18,422                             $ 8,481

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                              Principal                                     Principal
                             Balance At     Stated                           Balance
                            December 31,   Interest    Period   Maturity     Due At
         Property               2002         Rate    Amortized    Date     Maturity (1)
                          (in thousands)                                 (in thousands)
Ashton Ridge Apartments
    1st Mortgage               $ 5,794      7.31%     240 mos.  01/01/21      $ --
Stratford Place
  Apartments
    1st Mortgage                 8,528      8.23%     120 mos.  07/01/06       7,739
          Totals               $14,322                                       $ 7,739

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                        Average Annual                Average
                                         Rental Rates                Occupancy
                                   (per unit)
Property                               2002         2001         2002         2001
Ashton Ridge Apartments              $ 7,080       $ 6,946        96%          95%
Stratford Place Apartments             9,701         9,287        96%          97%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property are as follows:

                                         2002          2002
                                         Taxes         Rate
                                    (in thousands)
Ashton Ridge Apartments                  $ 145         1.96%
Stratford Place Apartments                 182         1.21%

Capital Improvements:

Ashton Ridge Apartments

During the year ended December 31, 2002, the Partnership spent approximately $371,000 for capital improvements consisting primarily of structural improvements, floor covering and appliance replacements, building improvements related to reconstruction from casualties, and air conditioning unit replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $107,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the year ended December 31, 2002, the Partnership spent approximately $270,000 for capital improvements consisting primarily of exterior painting, structural improvements, and water heater, floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Village Apartments

During the year ended December 31, 2002, the Partnership spent approximately $64,000 for capital improvements consisting primarily of floor covering replacements, major landscaping and plumbing enhancements. These improvements were funded from operating cash flow. This property was sold in November 2002.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2002, no matter was submitted to a vote of the unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units (the "Units"). As of December 31, 2002, the Partnership had 662 holders of record owning an aggregate of 23,139 Units. Affiliates of the Managing General Partner owned approximately 10,413.25 Units or approximately 45.00% at December 31, 2002. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared and paid by the Partnership for the years ended December 31, 2002 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/01 - 12/31/01            $3,301,000 (1)         $138.64
       01/01/02 - 12/31/02            $5,102,000 (2)         $216.99
       01/01/03 - 01/31/03            $ 300,000 (3)          $ 12.97

(1) Distributions consisted of approximately $1,893,000 from the refinancing proceeds of Ashton Ridge Apartments in December 2000, approximately $97,000 from the remaining sale proceeds of Sunflower Apartments in December 2000 and approximately $1,311,000 from operations. Approximately $3,208,000 was distributed to limited partners and the balance to the Managing General Partner in accordance with the terms of the Partnership Agreement.

(2) Distributions consisted of approximately $3,730,000 of proceeds from the sale of Stratford Village Apartments in November 2002 and approximately $1,372,000 from operations. Approximately $5,021,000 was distributed to limited partners and the balance to the Managing General Partner in accordance with the terms of the Partnership Agreement.

(3) Distributions consisted of approximately $300,000 of remaining proceeds from the sale of Stratford Village Apartments in November 2002 all of which was distributed to the limited partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,413.25 limited partnership units in the Partnership representing 45.00% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $5,912,000 compared to net income of approximately $166,000 for the year ended December 31, 2001. The increase in net income is primarily due to the gain realized on the sale of Stratford Village Apartments in 2002 partially offset by a loss on early extinguishment of debt also related to the sale.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. The Partnership recognized a loss on the early extinguishment of debt of approximately $300,000 as a result of the write off of unamortized loan costs and is included in loss from discontinued operations in the statement of operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result of the sale of Stratford Village Apartments to an unrelated third party, the accompanying consolidated statements of operations have been restated as of December 31, 2001 to reflect the operations of Stratford Village Apartments as income from discontinued operations.

The Partnership recognized income from continuing operations for the year ended December 31, 2002 of approximately $807,000 compared to income from continuing operations of approximately $115,000 for the year ended December 31, 2001. The increase in income from continuing operations is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the year ended December 31, 2002 was due to increases in rental and other income as well as net casualty gains recorded at Ashton Ridge Apartments during the year ended December 31, 2002 for fire and wind damage. During September 2001 wind damage occurred at Ashton Ridge Apartments. A net casualty gain of approximately $12,000 was recorded which was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000. During April 2002 there was a fire at Ashton Ridge Apartments that damaged eight apartment units. A net casualty gain of approximately $63,000 was recorded which was the result of the receipt of insurance proceeds of approximately $89,000 net of the write off of fixed assets of approximately $26,000. The total cost to restore the damaged units was approximately $149,000. The Managing General Partner expects to receive additional insurance proceeds of approximately $43,000 once the work is completed.

Rental income increased as a result of an increase in average rental rates at Ashton Ridge and Stratford Place Apartments and an increase in occupancy at Ashton Ridge Apartments. Other income increased due to increased utility reimbursements and late charges at both of the Partnership's properties and increased laundry income primarily at Stratford Place Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

The decrease in total expenses for the year ended December 31, 2002 is due to decreases in operating, interest and general and administrative expenses partially offset by an increase in depreciation expense. Property tax expense remained relatively constant. Operating expenses decreased as a result of a decrease in property expenses and maintenance expenses. Property expenses decreased as a result of a decrease in utility charges and employee salaries and related benefits at Ashton Ridge and Stratford Place Apartments. Maintenance expenses decreased due to decreases in building improvements and contract services at Stratford Place Apartments. Also contributing to the decrease in maintenance expense is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") Interest expense decreased due to principal payments made against mortgage loans at the Partnership's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated at Stratford Place and Ashton Ridge Apartments.

General and administrative expenses decreased primarily due to a decrease in the cost of services included in the management reimbursements to the Managing
General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $1,504,000 as compared to approximately $768,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $736,000 for the year ended December 31, 2002 is due to approximately $8,703,000 of cash provided by investing activities and approximately $2,390,000 of cash provided by operating activities, which was partially offset by approximately $10,357,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Stratford Village Apartments, the receipt of insurance proceeds and net withdrawals from restricted escrow accounts maintained by the mortgage holder of Stratford Place Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, distributions paid to the partners, repayment of the mortgages as a result of the sale of Stratford Village Apartments and repayment of advances from affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $212,000 for all of the Partnership's investment properties. The additional capital expenditures will be incurred only if cash is available from operations and replacement reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

 The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,322,000 is amortized over varying periods. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,794,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage encumbering Stratford Place Apartments requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. The Managing General Partner is currently working to extend the expiration date and expects to have this completed during 2003.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit
Operations             $1,372           $ 55.79          $  1,311          $ 52.64

Refinancing (1)            --                --             1,893            81.81

Sale                    3,730 (3)        161.20                97 (2)         4.19
                       $5,102           $216.99          $  3,301          $138.64

(1) From the remaining undistributed refinancing proceeds of Ashton Ridge Apartments in December 2000.

(2) From the remaining undistributed sale proceeds of Sunflower Apartments in December 2000.

(3)   From the sale proceeds of Stratford Village Apartments in November 2002.

Subsequent to December 31, 2002, the Partnership declared and paid to the limited partners a distribution of approximately $300,000 or $12.97 per limited partnership unit. The distribution was paid from remaining proceeds from the sale of Stratford Village in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,413.25 limited partnership units (the "Units") in the Partnership representing 45.00% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. All balances outstanding over 30 days are fully reserved. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements


             Report of Ernst & Young LLP, Independent Auditors



To the Partners of
Winthrop Growth Investors 1 Limited Partnership:


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP



Greenville, South Carolina
February 14, 2003

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
    Cash and cash equivalents                                                $ 1,504
    Receivables and deposits, net of allowance of $53                            490
    Restricted escrows                                                           140
    Other assets                                                                 473
    Investment properties (Notes D and G)
      Land                                                      $ 2,058
      Buildings and related personal property                    28,333
                                                                 30,391
      Less accumulated depreciation                             (18,422)      11,969

                                                                             $14,576
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                                           $ 149
   Tenant security deposit liabilities                                           177
   Other liabilities                                                             218
   Mortgage notes payable (Note D)                                            14,322

Partners' Deficit
   General partners                                              $ (51)
   Limited partners (23,139 units
      issued and outstanding)                                      (239)        (290)

                                                                             $14,576

                See Accompanying Notes to Consolidated Financial Statements

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2002         2001
                                                                            (Restated)
Revenues:
   Rental income                                                $ 5,511      $ 5,315
   Other income                                                     494          354
   Casualty gain (Note E)                                            75           --
         Total revenues                                           6,080        5,669

Expenses:
   Operating                                                      2,074        2,290
   General and administrative                                       247          326
   Depreciation                                                   1,450        1,423
   Interest                                                       1,165        1,184
   Property taxes                                                   337          331
         Total expenses                                           5,273        5,554

Income from continuing operations                                   807          115
(Loss) income from discontinued operations (Note A)                (387)          51
Gain on sale of discontinued operations (Note C)                  5,492           --
         Net income                                             $ 5,912       $ 166

Net income allocated to general partners                        $ 1,005        $ 17
Net income allocated to limited partners                          4,907          149

         Net income (Note F)                                    $ 5,912       $ 166

Per Limited Partnership Unit:
   Income from continuing operations                            $ 31.39       $ 4.45
   (Loss) income from discontinued operations                    (15.05)         1.99
   Gain on sale of discontinued operations                       195.73           --

Net income per limited partnership unit                          $212.07      $ 6.44

Distributions per limited partnership unit                      $216.99      $138.64

                See Accompanying Notes to Consolidated Financial Statements

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)




                                       Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149       $ 2       $23,149     $23,151

Partners' (deficit) capital at
   December 31, 2000                    23,139      $ (899)    $ 2,934     $ 2,035

Net income for the year
   ended December 31, 2001                  --          17         149         166

Distributions to partners                   --         (93)     (3,208)     (3,301)

Partners' deficit at
   December 31, 2001                    23,139        (975)       (125)     (1,100)

Net income for the year
   ended December 31, 2002                  --       1,005       4,907       5,912

Distributions to partners                   --         (81)     (5,021)     (5,102)

Partners' deficit at
   December 31, 2002                    23,139      $ (51)     $ (239)     $ (290)

                See Accompanying Notes to Consolidated Financial Statements

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Years Ended December 31,
                                                             2002         2001
Cash flows from operating activities:
   Net income                                              $ 5,912        $ 166
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                           1,854         1,859
      Amortization of loan costs and deferred costs              9            86
      Casualty gain                                            (75)           --
      Gain on sale of discontinued operations               (5,492)           --
      Loss on early extinguishment of debt
         of discontinued operations                            300            --
      Change in accounts:
        Receivables and deposits                               (70)          (25)
        Other assets                                            12            15
        Accounts payable                                       (61)         (157)
        Tenant security deposit liabilities                     15            12
        Accrued property taxes                                 (56)           56
        Other liabilities                                       42          (105)
          Net cash provided by operating activities          2,390         1,907

Cash flows from investing activities:
   Net proceeds from sale of investment property             9,214            --
   Property improvements and replacements                     (705)         (813)
   Insurance proceeds received                                 126            --
   Net withdrawals from restricted escrows                      68            51
          Net cash provided by (used in) investing
             activities                                      8,703          (762)

Cash flows from financing activities:
   Advances from affiliates                                      4           130
   Payments on advances from affiliates                         (4)         (130)
   Payments on mortgage notes payable                         (410)         (375)
   Repayment of mortgage notes payable                      (4,845)           --
   Distributions to partners                                (5,102)       (3,301)
          Net cash used in financing activities            (10,357)       (3,676)

Net increase (decrease) in cash and cash equivalents           736        (2,531)

Cash and cash equivalents at beginning of year                 768         3,299

Cash and cash equivalents at end of year                   $ 1,504        $ 768

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,521       $ 1,512

                See Accompanying Notes to Consolidated Financial Statements

                      WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization and Basis of Presentation: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The
Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership will terminate December 31, 2003. Not withstanding the requirement to begin liquidation on December 31, 2003, management has presented the accompanying financial statements on the ongoing concern basis of accounting as the Managing General Partner is currently working to extend the expiration date and expects to have this completed during 2003. The Partnership, via its controlling interest in two partnerships is the owner of two residential apartment complexes, one each located in Florida and Maryland at December 31, 2002.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99.9% and 99.98% general partnership interests in Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. Additionally, the Partnership is the 100% beneficiary of the Stratford Village Realty Trust. All significant interpartnership balances have been eliminated. In addition, due to the cumulative minority interest loss exceeding minority interest capital, the Partnership recorded 100% of the losses for the Brighton Crest Joint Venture in 2002.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,432,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties, which consist of two apartment complexes, are stated at cost. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2002 or 2001. See "Recent Accounting Pronouncements" below.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $68,000 in 2002 compared to 2001.

Loan Costs: Loan costs of approximately $303,000, less accumulated amortization of approximately $186,000, are included in other assets and are being amortized using the straight-line method over the lives of the respective loans. The amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $25,000 for each of the years 2003, 2004, and 2005, $15,000 in 2006, and $5,000 in 2007.

Deferred  Costs:   Costs  related  to  the  acquisition  of  the  properties  of approximately $740,000, less accumulated amortization of approximately $496,000, are included in other assets and are being amortized over 25 years.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrows: In relation to the mortgages at Stratford Place Apartments, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 2002, the balance was approximately $140,000.

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

Advertising: Advertising costs of approximately $66,000 in 2002 and $52,000 in 2001 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except long-term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $15,402,000.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result of the sale of Stratford Village Apartments to an unrelated third party, the accompanying consolidated statements of operations have been restated as of December 31, 2001 to reflect the operations of Stratford Village Apartments as income from discontinued operations.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Stratford Village Apartments in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $392,000 and $424,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $203,000 and $268,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $59,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $4,000 and $130,000 during the years ended December 31, 2002 and 2001, respectively. These advances were repaid during 2002 and 2001, respectively. Interest was charged at the prime rate plus 2% and amounted to approximately $1,000 for the year ended December 31, 2001. The interest expense on the loan to the Partnership during the year ended December 31, 2002, amounted to less than $1,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $113,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,413.25 limited partnership units in the Partnership representing 45.00% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. The Partnership also recognized a loss on the early extinguishment of debt of approximately $300,000 as a result of the write off of unamortized loan costs, and is included in loss from discontinued operations in the accompanying consolidated statement of operations.

Note D - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:


                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 2002       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Ashton Ridge
 Apartments
  1st Mortgage         $ 5,794       $    48      7.31%     01/01/21       $    --
Stratford Place
 Apartments
  1st Mortgage           8,528            75      8.23%     07/01/06         7,739
                       $14,322       $   123                               $ 7,739

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgages encumbering Stratford Place Apartments and Ashton Ridge Apartments properties are subject to prepayment penalties if the loans are paid prior to maturity. Further, the Partnership's investment properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

       2003              $  363
       2004                 393
       2005                 424
       2006               8,065
       2007                 214
    Thereafter            4,863
                        $14,322

Note E - Casualty Gain

During the year ended December 31, 2002, there was casualty gain of approximately $12,000 recorded at Ashton Ridge Apartments related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000. During April 2002 there was a fire at Ashton Ridge Apartments that damaged eight apartment units. A net casualty gain of approximately $63,000 was recorded which was the result of the receipt of insurance proceeds of approximately $89,000 net of the write off of fixed assets of approximately $26,000. The total cost to restore the damaged units was approximately $149,000. The Managing General Partner expects to receive additional insurance proceeds of approximately $43,000 once the work is completed.

Note F - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                       2002        2001
Net income as reported                               $ 5,912     $   166
Differences resulted from:
   Depreciation and amortization                         295         211
   Gain from property sale                               971          --
   Other                                                 183        (238)
Federal taxable income                               $ 7,361     $   139
Federal taxable income per limited partnership
 unit                                                $276.44     $  5.40

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                         $  (290)
Land and buildings                                      110
Accumulated depreciation                             (3,597)
Other                                                   118
Net liabilities - Federal tax basis                 $(3,659)

Note G - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)
Ashton Ridge Apartments        $ 5,794        $ 690      $ 8,988         $ 4,366
Stratford Place
  Apartments                     8,528         1,368      11,978           3,001
          Totals               $14,322       $ 2,058     $20,966         $ 7,367

                    Gross Amount At Which Carried
                        At December 31, 2002
                           (in thousands)


                              Buildings
                                 And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)
Ashton Ridge
  Apartments         $ 690     $13,354   $14,044     $ 8,657       12/84       5-40
Stratford Place
  Apartments          1,368     14,979    16,347       9,765       12/85       5-40
      Totals        $ 2,058    $28,333   $30,391     $18,422

Reconciliation of real estate and accumulated depreciation:

                                            Years Ended December 31,
                                              2002             2001
                                                 (in thousands)
Real Estate
Balance at beginning of year               $39,426          $38,613
   Property improvements                       705              813
   Property dispositions                    (9,740)              --
Balance at end of year                     $30,391          $39,426

Accumulated Depreciation
Balance at beginning of year               $22,764          $20,905
   Additions charged to expense              1,854            1,859
   Property dispositions                    (6,196)              --
Balance at end of year                     $18,422          $22,764

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $30,500,000 and $39,556,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $22,019,000 and $27,803,000 respectively.

Note H - Subsequent Distribution

Subsequent to December 31, 2002, the Partnership declared and paid to the limited partners a distribution of approximately $300,000 or $12.97 per limited partnership unit. The distribution was paid from remaining proceeds from the sale of Stratford Village in November 2002.

Note I - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of December 31, 2002, the names of the directors and executive officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

        Name            Age    Position

Patrick J. Foye         45     Vice President - Residential and Director

Thomas C. Novosel       44     Senior Vice President and Controller-Residential

Michael L. Ashner       50     Chief Executive Officer and Director

Peter Braverman         51     Executive Vice President and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino, Inc., and NBTY, Inc.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

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

Messrs. Foye and Novosel fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

Messrs. Foye and Novosel reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2003. Fees for 2002 were annual audit of $32,000 and non-audit services (principally tax-related) of $14,000. In addition, the Partnership paid their former auditors $1,000 for audit services.

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002.

Entity                               Number of Units       Percentage

Apartment Investment and                 4,872.34            21.06%
   Management Company
AIMCO Properties LP                      5,540.91            23.94%
  (an affiliate of AIMCO)

Apartment Investment and Management Company's business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $392,000 and $424,000 during the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $203,000 and $268,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $59,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $4,000 and $130,000 during the years ended December 31, 2002 and 2001, respectively. These advances were repaid during 2002 and 2001, respectively. Interest was charged at the prime rate plus 2% and amounted to approximately $1,000 for the year ended December 31, 2001. The interest expense on the loan to the Partnership during the year ended December 31, 2002, amounted to less than $1,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $113,000 and $105,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,413.25 limited partnership units in the Partnership representing 45.00% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.
Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

            Current Report on Form 8-K dated November 27, 2002 and filed on December 24, 2002 disclosing the sale of Stratford Village Apartments to B&M Management Company, LLC, an unrelated party for $9,514,000.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Vice President - Residential        Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Vice President and                  Date: March 31, 2003
Thomas C. Novosel       Chief Accounting Officer - Residential

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Vice   President   -   Residential   of  Two
                                    Winthrop Properties,  Inc.,  equivalent  of
                                    the chief executive officer of the
                                    Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

          10.11Second Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

          10.12Third Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

          10.13Fourth Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

          10.14Fifth Addendum to Purchase and Sale Contract between Registrant and Breunig Realty Group, Inc. for sale of Sunflower Apartments effective December 3, 2000.

          10.15Multifamily   Mortgage,   assignment   of  rents,   and  security
               agreement for refinancing of Meadow Wood Apartments

      10.16       Financing Statement - Exhibit B for Meadow Wood Associates

      10.17       Multifamily Note - Exhibit C for Meadow Wood Associates

      10.18       Limited Guaranty - Meadow Wood Associates

          10.19Consolidation,  Extension  and  Modification  Agreement  - Meadow
               Wood Associates

      10.20       Replacement Reserve Agreement

      10.21 Purchase and Sale Contract between Registrant and B&M Management Company, LLC effective November 27, 2002 filed as an exhibit to the Registrant Current Report on Form 8-K dated December 24, 2002, and incorporated herein by reference.

          16 Letter dated July 6, 2001 from Arthur Andersen LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 6, 2001, and incorporated herein by reference.

          99.1 Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.

          99.2 Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99.1


Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1. Statements of Cash Available for Distribution:

                                     Three Months Ended       Year Ended
                                      December 31, 2002    December 31, 2002
                                                 (in thousands)

Net income                                 $ 5,252              $ 5,912
Add:
   Amortization expense                         (2)                   9
   Depreciation expense                        437                1,854
Less cash to reserves                       (1,779)              (2,673)
Cash available for distribution            $ 3,908              $ 5,102
Distributions allocated to
   limited partners                        $ 3,908              $ 5,102

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2002:

    Entity Receiving                        Form of
      Compensation                        Compensation                    Amount

General Partners         Interest in Cash Available for Distribution       $  81

Affiliates of the        Property Management Fee                           $ 392
Managing General
Partner

Affiliates of the        Reimbursement for Services                        $ 203
Managing General
Partner




Exhibit 99.2


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.