Form 10QSB
period 2003-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2003-05-15
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                $ 1,373
   Receivables and deposits                                                     619
   Restricted escrows                                                           144
   Other assets                                                                 499
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 28,448
                                                               30,506
       Less accumulated depreciation                          (18,792)       11,714
                                                                           $ 14,349
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 143
   Tenant security deposit liabilities                                          189
   Accrued property taxes                                                        38
   Other liabilities                                                            170
   Mortgage notes payable                                                    14,234

Partners' Deficit
   General partners                                            $ (35)
   Limited partners (23,139 units
      issued and outstanding)                                    (390)         (425)
                                                                           $ 14,349

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                          Three Months
                                                         Ended March 31,
                                                           2003     2002
                                                                  (Restated)
Revenues:
   Rental income                                       $ 1,358     $ 1,376
   Other income                                            143         146
   Casualty gain (Note D)                                   --          12
       Total revenues                                    1,501       1,534

Expenses:
   Operating                                               539         533
   General and administrative                               53          79
   Depreciation                                            370         362
   Interest                                                287         293
   Property tax                                             87          82
       Total expenses                                    1,336       1,349

Income from continuing operations                          165         185
(Loss) income from discontinued
   operations (Note A)                                      --           2

Net income                                              $ 165       $ 187

Net income allocated to general partners (10%)          $ 16        $ 19
Net income allocated to limited partners (90%)             149         166
                                                        $ 165       $ 185

Per limited partnership unit:
  Income from continuing operations                    $ 6.44      $ 7.17
  (Loss) income from discontinued operations                --         .09

Net income                                             $ 6.44      $ 7.26

Distributions per limited partnership unit             $ 12.97     $ 7.26


            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2002                  23,139      $ (51)      $ (239)      $ (290)

Distributions to partners                 --          --         (300)        (300)

Net income for the three months
   ended March 31, 2003                   --          16          149          165

Partners' deficit
   at March 31, 2003                  23,139      $ (35)      $ (390)      $ (425)

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2003      2002
Cash flows from operating activities:
  Net income                                                      $ 165       $ 187
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    370         472
     Amortization of loan costs and deferred costs                     6          15
     Casualty gain                                                    --         (12)
     Change in accounts:
      Receivables and deposits                                      (129)         14
      Other assets                                                   (32)          6
      Accounts payable                                               (33)         60
      Tenant security deposit liabilities                             12          11
      Accrued property taxes                                          38          (7)
      Other liabilities                                              (48)        172
          Net cash provided by operating activities                  349         918

Cash flows from investing activities:
  Property improvements and replacements                             (88)       (151)
  Insurance proceeds received                                         --          37
  Net deposits to restricted escrows                                  (4)         (1)
          Net cash used in investing activities                      (92)       (115)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (88)       (101)
  Distributions to partners                                         (300)       (168)
          Net cash used in financing activities                     (388)       (269)

Net (decrease) increase in cash and cash equivalents                (131)        534

Cash and cash equivalents at beginning of period                   1,504         768

Cash and cash equivalents at end of period                       $ 1,373     $ 1,302

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 281       $ 382
Supplemental disclosure of noncash information:
  Property improvements and replacements in accounts
   payable                                                        $ 27         $ --

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Stratford Village Apartments was sold to an unrelated third party in November 2002. As a result, the accompanying consolidated statement of operations as of March 31, 2002 has been restated to reflect the operations of Stratford Village Apartments as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $94,000 during the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $41,000 and $63,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's insurance coverage and fees associated with policy claims administration owed to AIMCO and its affiliates will be approximately $69,000 and $113,000, respectively.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2003 and 2002 (in thousands):

                                         Three Months    Three Months
                                            Ended            Ended
                                          March 31,        March 31,
                                             2003            2002

Net income                                  $ 165            $ 187
Add:  Amortization expense                       6              15
      Depreciation expense                     370             472
Less: Cash to reserves                        (541)           (506)

Cash available for distribution              $ --            $ 168

Distributions allocated to
  Limited Partners                           $ --            $ 168

General Partners' interest in
  cash available for distribution            $ --            $ --

Note D - Casualty Gain

During the three months ended March 31, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

Note E - Subsequent Event

Subsequent to March 31, 2003, the Partnership distributed approximately $580,000 or $25.07 per limited Partnership unit. Approximately $339,000 or $14.65 per limited partnership unit was paid from the remaining sales proceeds from the sale of Stratford Village Apartments in November 2002 and approximately $241,000 or $10.42 per limited partnership unit was from operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
                                                     2003     2002
      Ashton Ridge Apartments
        Jacksonville, Florida                       95%        97%
      Stratford Place Apartments
        Gaithersburg, Maryland                      95%        97%

Results of Operations

The Partnership reported net income for the three months ended March 31, 2003 of approximately $165,000 as compared to a net income of approximately $187,000 for the three months ended March 31, 2002. Net income decreased due to a decrease in total revenues and a decrease in income from discontinued operations partially offset by a decrease in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Stratford Village Apartments was sold to an unrelated third party in November 2002. As a result, the accompanying consolidated statements of operations for the period ended March 31, 2002, have been restated as of January 1, 2002 to reflect the operations of Stratford Village Apartments as (loss) income from discontinued operations.

The Partnership recognized income from continuing operations for the three months ended March 31, 2003 of approximately $165,000 as compared to income from continuing operations of approximately $185,000 for the three months ended March 31, 2002. The decrease in net income is attributable to a decrease in total revenues partially offset by a slight decrease in total expenses. The decrease in total revenues is attributable to decreases in rental income, other income, and casualty gain. The casualty gain related to a net casualty gain in recorded at Ashton Ridge Apartments during the three months ended March 31, 2002 for wind damage which occurred in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, in excess of the write off of net fixed assets of approximately $25,000.

The decrease in rental income is due to an increase in bad debt expense and a decrease in occupancy at both of the Partnership's investment properties, partially offset by an increase in average rental rates at both of the Partnership's investment properties and a decrease in concessions offered to tenants at Ashton Ridge Apartments. Other income decreased primarily due to a decrease in utility reimbursements at Stratford Place Apartments.

The decrease in total expenses for the three months ended March 31, 2003 is primarily the result of a decrease in general and administrative expenses. Operating, depreciation, interest and property tax expense remained relatively constant for the comparable periods. General and administrative expenses decreased due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $1,373,000 compared to approximately $1,302,000 at March 31, 2002. Cash and cash equivalents decreased approximately $131,000 since December 31,
2002  due to  approximately  $92,000  and  $388,000  of cash  used in  investing activities and financing activities, respectively, partially offset by approximately $349,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $50,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $161,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and HVAC replacements, roof replacements, exterior painting, pool furniture and tennis court upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $65,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $122,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, HVAC and appliance replacements, exterior painting, plumbing repairs, and playground equipment. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Stratford Place Apartments of approximately $8,479,000 requires a balloon payment of approximately $7,739,000 in July 2006. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,755,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness and/or sell Stratford Place Apartments prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. The Managing General Partner is currently working to extend the expiration date and expects to have this completed during 2003.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit
Operations             $   --           $    --          $    168          $  7.26

Sale (1)                  300             12.97                --               --
                       $  300           $ 12.97          $    168          $  7.26

(1) From the remaining undistributed sale proceeds of Stratford Village Apartments.

Subsequent to March 31, 2003, the Partnership distributed approximately $580,000 or $25.07 per limited Partnership unit. Approximately $339,000 or $14.65 per limited partnership unit was paid from the remaining sales proceeds from the sale of Stratford Village Apartments in November 2002 and approximately $241,000 or $10.42 per limited partnership unit was from operations.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,463.25 limited partnership units (the "Units") in the Partnership representing 45.22% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on May 9, 2003, a tender offer by AIMCO Properties, L.P. to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $560.00 per Unit was made. The tender offer will expire on June 6, 2003. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 45.22% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

                  Current Report on Form 8-K/A dated November 27, 2002 and filed February 10, 2003 disclosing proforma consolidated statements of operations due to the sale of Stratford Village Apartments.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Vice President-Residential of Two  Winthrop
                                    Properties, Inc., equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.