Form 10QSB
period 2003-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2003-08-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2003


[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $  593
   Receivables and deposits                                                     430
   Restricted escrows                                                           139
   Other assets                                                                 455
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 28,560
                                                               30,618
       Less accumulated depreciation                          (19,167)       11,451
                                                                           $ 13,068
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 81
   Tenant security deposit liabilities                                          188
   Accrued property taxes                                                        75
   Other liabilities                                                            165
   Mortgage notes payable                                                    14,144

Partners' Deficit
   General partners                                           $ (117)
   Limited partners (23,139 units
      issued and outstanding)                                  (1,468)       (1,585)
                                                                           $ 13,068


            See Accompanying Notes to Consolidated Financial Statements


                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months              Six Months
                                          Ended June 30,           Ended June 30,
                                         2003       2002         2003         2002
                                                 (Restated)                (Restated)
Revenues:
   Rental income                       $ 1,401     $ 1,385     $ 2,759       $ 2,761
   Other income                            127         115         270           261
   Casualty gain (Note D)                   44          --          44            12
       Total revenues                    1,572       1,500       3,073         3,034
Expenses:
   Operating                                598         499       1,137        1,032
   General and administrative                55          81         108          160
   Depreciation                             375         365         745          727
   Interest                                 286         294         573          587
   Property tax                             86          83         173           165
       Total expenses                    1,400       1,322       2,736         2,671
Income from continuing operations          172         178         337           363
Gain on sale of discontinued
  operations (Note E)                       78          --          78           --
Income from discontinued
   operations (Note A)                     120          39         120            41
Net income                              $ 370       $ 217       $ 535         $ 404
Net income allocated to general
   partners (10%)                        $ 37       $ 22         $ 53         $ 40
Net income allocated to limited
   partners (90%)                          333         195         482           364
                                        $ 370       $ 217       $ 535         $ 404

Per limited partnership unit:
  Income from continuing operations     $ 6.70     $ 6.92      $ 13.14       $ 14.13
  Gain on sale of discontinued
   operations                             3.03          --        3.03            --
  Income from discontinued
    operations                            4.66        1.51        4.66          1.60

Net income                             $ 14.39     $ 8.43      $ 20.83       $ 15.73

Distributions per limited
   partnership unit                    $ 60.97     $ 31.55     $ 73.94       $ 38.81

            See Accompanying Notes to Consolidated Financial Statements


                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2002                  23,139      $ (51)      $ (239)      $ (290)

Distributions to partners                 --        (119)      (1,711)      (1,830)

Net income for the six months
   ended June 30, 2003                    --          53          482          535

Partners' deficit
   at June 30, 2003                   23,139      $ (117)     $(1,468)     $(1,585)

            See Accompanying Notes to Consolidated Financial Statements


                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                      $ 535       $ 404
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     745         949
    Amortization of loan costs and deferred costs                      9           9
    Casualty gain                                                    (44)        (12)
    Change in accounts:
       Receivables and deposits                                       60        (125)
       Other assets                                                    9         102
       Accounts payable                                              (82)        (72)
       Tenant security deposit liabilities                            11          17
       Accrued property taxes                                         75          42
       Other liabilities                                             (53)         36
          Net cash provided by operating activities                1,265       1,350

Cash flows from investing activities:
  Property improvements and replacements                            (213)       (227)
  Insurance proceeds received                                         44          37
  Net withdrawals from (deposits to) restricted escrows                1         (15)
          Net cash used in investing activities                     (168)       (205)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (178)       (204)
  Distributions paid to partners                                  (1,830)       (979)
          Net cash used in financing activities                   (2,008)     (1,183)

Net decrease in cash and cash equivalents                           (911)        (38)

Cash and cash equivalents at beginning of period                   1,504         768

Cash and cash equivalents at end of period                        $ 593       $ 730

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 560       $ 763
Supplemental disclosure of non-cash activity:
  Property improvement and replacements included in
   Accounts payable                                               $ 15         $ --

            See Accompanying Notes to Consolidated Financial Statements


                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Stratford Village Apartments was sold to an unrelated third party in November 2002. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Stratford Village Apartments as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $148,000 and $200,000 during the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $81,000 and $123,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2003 (in thousands):

                                         Three Months     Six Months
                                            Ended            Ended
                                           June 30,        June 30,
                                             2003            2003

Net Income                                  $ 370            $ 535
Add:  Amortization expense                       2               9
      Depreciation expense                     375             745
Less: Cash from reserves                      (747)         (1,289)

Cash available for distribution              $ --            $ --

Note D - Casualty Gain

During the six months ended June 30, 2003, there was a casualty gain of approximately $44,000 recorded at Ashton Ridge Apartments related to a fire that damaged eight apartment units in April 2002. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. The write off of the damaged assets was done during 2002.

During the six months ended June 30, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

Note E - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the six months ended June 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves that were not necessary. Additionally, during the six months ended June 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

Note F - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
                                                    2003       2002
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        97%
      Stratford Place Apartments
        Gaithersburg, Maryland                      95%        97%

Results of Operations

The Partnership's net income for the six months ended June 30, 2003 was approximately $535,000 compared to net income of approximately $404,000 for the corresponding period in 2002. The Partnership's net income for the three months ended June 30, 2003 was approximately $370,000 compared to net income of approximately $217,000 for the corresponding period in 2002. The increase in net income was primarily due to an increase in income from discontinued operations and total revenues partially offset by an increase in total expenses.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Stratford Village Apartments was sold to an unrelated third party in November 2002. As a result, the accompanying consolidated statements of operations for the period ended June 30, 2002, have been restated as of January 1, 2002 to reflect the operations of Stratford Village Apartments as income from discontinued operations.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the six months ended June 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves that were not necessary. Additionally, during the six months ended June 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

The Partnership recognized income from continuing operations for the three and six months ended June 30, 2003 of approximately $172,000 and $337,000 compared to income from continuing operations of approximately $178,000 and $363,000 for the three and six months ended June 30, 2002. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased during the three and six months ended June 30, 2003 primarily due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to an increase in maintenance, property and administrative expenses. Maintenance expenses increased primarily due to an increase in contract services and snow removal costs at Stratford Place Apartments. Property expenses increased primarily due to an increase in utility expenses at Ashton Ridge Apartments. Administrative expenses increased primarily due to an increase in common area cleaning at Stratford Place Apartments. General and administrative expenses decreased for the three and six months ended June 30, 2003 due to a decrease in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2003 is primarily due to a casualty gain. The increase in total revenues for the three months ended June 30, 2003 is also due to increases in rental income and other income. Rental income and other income remained relatively constant for six months ended June 30, 2003. The casualty gain is due to a casualty recorded at Ashton Ridge Apartments during the six months ended June 30, 2003 related to a fire that damaged eight units during April 2002. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. During the six months ended June 30, 2002 a net casualty gain was recorded at Ashton Ridge Apartments related to wind damage occurring during September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000. The increase in rental income for the three months ended June 30, 2003 is due to a decrease in bad debt expenses at both of the Partnership's investment properties and an increase in average rental rates at Ashton Ridge Apartments. These increases were partially offset by a decrease in average rental rates and occupancy at Stratford Place Apartments. The increase in other income is primarily due to an increase in lease cancellation fees at Stratford Place Apartments partially offset by a decrease in utility reimbursements at Stratford Place Apartments.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $593,000 compared to approximately $730,000 at June 30, 2002. Cash and cash equivalents decreased approximately $911,000 since December 31, 2002 due to approximately $168,000 and $2,008,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,265,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds and net withdrawals from restricted escrow accounts maintained by the mortgage holder of Stratford Place Apartments. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $99,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering and appliance replacements, structural improvements and air conditioning upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $47,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $129,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements, structural upgrades, water heater replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $63,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, HVAC and appliance replacements, exterior painting, plumbing repairs, and playground equipment. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Stratford Place Apartments of approximately $8,429,000 requires a balloon payment of approximately $7,739,000 in July 2006. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,715,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2003. It is anticipated that the Partnership will seek the consent of limited partners to extend the term of the Partnership. Any extension will require the consent of limited partners holding a majority of the outstanding units.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands except per unit data):

                         Six              Per              Six              Per
                     Months Ended       Limited        Months Ended       Limited
                       June 30,       Partnership        June 30,       Partnership
                         2003             Unit             2002             Unit
Operations             $1,191           $ 46.33          $    979          $ 38.81

Sale (1)                  639             27.61                --               --
                       $1,830           $ 73.94          $    979          $ 38.81

(1)   From the  remaining  undistributed  sale  proceeds  of  Stratford  Village
      Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,944.25 limited partnership units (the "Units") in the Partnership representing 47.30% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on May 9, 2003, a tender offer by AIMCO Properties, L.P. to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $560.00 per Unit was made. The tender offer expired on June 19, 2003. A total of 471 units, representing approximately 2.04% of the outstanding units, were acquired pursuant to this offer. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.30% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Vice  President -  Residential  of Two  Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Vice  President -  Residential  of Two  Winthrop
                                Properties,   Inc.,   equivalent  of  the  chief
                                financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.