Form 10QSB
period 2003-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2003-11-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 770
   Receivables and deposits                                                     324
   Restricted escrows                                                           126
   Other assets                                                                 582
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 28,706
                                                               30,764
       Less accumulated depreciation                          (19,529)       11,235
                                                                           $ 13,037
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 12
   Tenant security deposit liabilities                                          192
   Accrued property taxes                                                       133
   Other liabilities                                                            159
   Mortgage notes payable                                                    14,052

Partners' Deficit
   General partners                                           $ (109)
   Limited partners (23,139 units
      issued and outstanding)                                  (1,402)       (1,511)
                                                                           $ 13,037

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months             Nine Months
                                       Ended September 30,      Ended September 30,
                                         2003       2002         2003         2002
                                                 (Restated)                (Restated)

Revenues:
   Rental income                       $ 1,404     $ 1,378     $ 4,163       $ 4,139
   Other income                            132         130         402           391
   Casualty gain (Note D)                   --          66          44            78
       Total revenues                    1,536       1,574       4,609         4,608
Expenses:
   Operating                                638         465       1,775        1,497
   General and administrative                67          80         175          240
   Depreciation                             362         359       1,107        1,086
   Interest                                 281         290         854          877
   Property tax                            114          85         287           250
       Total expenses                    1,462       1,279       4,198         3,950

Income from continuing operations           74         295         411           658
Gain on sale of discontinued
   operations (Note E)                      --          --          78            --
(Loss) income from discontinued
   operations (Note A)                      --         (39)        120             2

Net income                               $ 74       $ 256       $ 609         $ 660

Net income allocated to general
   partners (10%)                        $ 7        $ 26         $ 61         $ 66
Net income allocated to limited
   partners (90%)                           67         230         548           594
                                         $ 74       $ 256       $ 609         $ 660

Per limited partnership unit:
  Income from continuing operations     $ 2.90     $ 11.45     $ 15.99       $ 25.58
  Gain on sale of discontinued
   operations                               --          --        3.03            --
  (Loss) income from discontinued
    operations                              --       (1.51)       4.66           .09

Net income                              $ 2.90     $ 9.94      $ 23.68       $ 25.67

Distributions per limited
   partnership unit                      $ --      $ 9.29      $ 73.94       $ 48.10


            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2002                  23,139      $ (51)      $ (239)      $ (290)

Distributions to partners                 --        (119)      (1,711)      (1,830)

Net income for the nine months
   ended September 30, 2003               --          61          548          609

Partners' deficit
   at September 30, 2003              23,139      $ (109)     $(1,402)     $(1,511)

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2003      2002
Cash flows from operating activities:
  Net income                                                      $ 609       $ 660
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,107       1,417
    Amortization of loan costs and deferred costs                     13          11
    Bad debt expense, net                                            127         112
    Casualty gain                                                    (44)        (78)
    Change in accounts:
       Receivables and deposits                                       39        (209)
       Other assets                                                 (122)       (101)
       Accounts payable                                             (137)        (48)
       Tenant security deposit liabilities                            15          32
       Accrued property taxes                                        133          92
       Other liabilities                                             (59)        113
          Net cash provided by operating activities                1,681       2,001

Cash flows from investing activities:
  Property improvements and replacements                            (373)       (422)
  Insurance proceeds received                                         44         129
  Net withdrawals from (deposits to) restricted escrows               14         (21)
          Net cash used in investing activities                     (315)       (314)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (270)       (310)
  Distributions paid to partners                                  (1,830)     (1,194)
          Net cash used in financing activities                   (2,100)     (1,504)

Net (decrease) increase in cash and cash equivalents                (734)        183

Cash and cash equivalents at beginning of period                   1,504         768

Cash and cash equivalents at end of period                        $ 770       $ 951

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 872      $ 1,142

            See Accompanying Notes to Consolidated Financial Statements

                  WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $222,000 and $299,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $132,000 and $190,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $13,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2003 (in thousands):

                                         Three Months     Nine Months
                                            Ended            Ended
                                         September 30,     September 30,
                                             2003             2003

Net Income                                   $ 74            $ 609
Add:  Amortization expense                       4              13
      Depreciation expense                     362           1,107
Less: Cash to reserves                        (440)         (1,729)

Cash available for distribution              $ --            $ --

Note D - Casualty Gain

During the nine months ended September 30, 2002, a casualty gain of approximately $66,000 was recorded at Ashton Ridge Apartments related to a fire that damaged eight apartment units in April 2002. The gain was the result of the receipt of insurance proceeds of approximately $92,000 net of the write off of fixed assets of approximately $26,000. The total cost to restore the damaged units was approximately $149,000. During the nine months ended September 30, 2003, there was an additional casualty gain of approximately $44,000 recorded at Ashton Ridge Apartments as a result of the receipt of additional insurance proceeds of approximately $44,000 related to this fire.

During the nine months ended September 30, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

Note E - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the nine months ended September 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to a reduction in the estimated costs related to the sale. Additionally, during the nine months ended September 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
                                                     2003    2002
      Ashton Ridge Apartments
        Jacksonville, Florida                       97%        96%
      Stratford Place Apartments
        Gaithersburg, Maryland                      95%        96%

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $609,000 compared to net income of approximately $660,000 for the corresponding period in 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $74,000 compared to net income of approximately $256,000 for the corresponding period in 2002. The decrease in net income for the nine months ended September 30, 2003 was due to an increase in total expenses partially offset by a gain on sale of discontinued operations and an increase in income from discontinued operations. The decrease in net income for the three months ended September 30, 2003 was primarily due to an increase in total expenses and a decrease in total revenues partially offset by a decrease in loss from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. Stratford Village Apartments was sold to an unrelated third party in November 2002. As a result, the accompanying consolidated statements of operations for the period ended September 30, 2002, have been restated as of January 1, 2002 to reflect the operations of Stratford Village Apartments as income from discontinued operations.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the nine months ended September 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to a reduction in the estimated costs related to the sale. Additionally, during the nine months ended September 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

The Partnership recognized income from continuing operations for the three and nine months ended September 30, 2003 of approximately $74,000 and $411,000 compared to income from continuing operations of approximately $295,000 and $658,000 for the three and nine months ended September 30, 2002. The decrease in income from continuing operations for both periods is primarily due to an increase in total expenses. Additionally, during the three month period ended September 30, 2003 there was a slight decrease in total revenues. Total revenues remained relatively constant during the nine months ended September 30, 2003. Total expenses increased during the three and nine months ended September 30, 2003 due to an increase in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative and interest expenses. Operating expenses increased primarily due to an increase in maintenance, property and administrative expenses. Maintenance expenses increased primarily due to an increase in contract services and snow removal costs at Stratford Place Apartments. Property expenses increased primarily due to an increase in utility expenses at both of the Partnership's investment properties. Administrative expenses increased primarily due to an increase in common area cleaning at Stratford Place Apartments. Depreciation expense increased due to property improvements and replacements completed during the past twelve months primarily at Stratford Place Apartments. Property tax expense increased due to increased assessed values at both of the Partnership's properties. Interest expense decreased due to principal payments made against the mortgage loans at the Partnership's investment properties.

General and administrative expenses decreased for the three and nine months ended September 30, 2003 due to a decrease in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2003 is due to a decrease in casualty gain which more than offset an increase in rental income. Total revenues remained relatively constant for the nine months ended September 30, 2003 due to an increase in rental income which was offset by a decrease in casualty gain. Other income remained relatively constant for three and nine months ended September 30, 2003. The increase in rental income for the three and nine months ended September 30, 2003 is due to an increase in average rental rates at both of the Partnership's investment properties partially offset by a decrease in occupancy at Stratford Place Apartments and an increase in bad debt expenses at Stratford Place Apartments.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $770,000 compared to approximately $951,000 at September 30, 2002. Cash and cash equivalents decreased approximately $734,000 since December 31, 2002 due to approximately $315,000 and $2,100,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,681,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds and net withdrawals from restricted escrow accounts maintained by the mortgage holder of Stratford Place Apartments. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $163,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering and appliance replacements, structural improvements and air conditioning upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $210,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements, structural upgrades, water heater replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $23,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, HVAC and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,377,000 requires a balloon payment of approximately $7,739,000 in July 2006. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,675,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The Managing General Partner will attempt to refinance the indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

 Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2003. In this regard, in October 2003 the Partnership sent the limited partners a preliminary consent statement seeking their consent to extend the term of the Partnership to December 31, 2021. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. As of November 2003 the Partnership had received the consent of a majority of the limited partners to extend the term of the Partnership to December 31, 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit
Operations             $1,191           $ 46.33          $  1,194          $ 48.10

Sale (1)                  639             27.61                --               --
                       $1,830           $ 73.94          $  1,194          $ 48.10


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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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



                                 WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP


                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Vice President - Residential


                                    By:   /s/Paul J. McAuliffe
                                          Paul J. McAuliffe
                                          Vice President - Residential

                                    Date: November 13, 2003

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


Date:  November 13, 2003

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


Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.