Form 10KSB
period 2003-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2004-03-29
CIK 722565

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $6,030,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

 Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning income-producing residential, commercial and industrial properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The Managing General Partner is wholly-owned by First Winthrop Corporation, a Delaware corporation ("First Winthrop"), the controlling entities of which are an affiliate of Winthrop Financial Associates, A Limited Partnership ("WFA"), and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2003. In this regard, in October 2003 the Partnership sent the limited partners a preliminary consent statement seeking their consent to extend the term of the Partnership to December 31, 2021. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. On December 5, 2003, the Partnership filed an amendment to extend the term to December 31, 2021.

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

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. The Partnership also recognized a loss on the early extinguishment of debt of approximately $300,000 as a result of the write off of unamortized costs which is included in income (loss) from discontinued operations.

During the year ended December 31, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to a reduction in the estimated costs related to the sale. Additionally, during the year ended December 31, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income (loss) from discontinued operations.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying    Accumulated                           Federal
Property                   Value     Depreciation     Rate      Method     Tax Basis
                              (in thousands)                             (in thousands)
Ashton Ridge              $14,270       $ 9,383     5-30 yrs     S/L        $ 3,642
Stratford Place            16,601        10,508     5-40 yrs     S/L          4,230

   Totals                 $30,871       $19,891                             $ 7,872

 See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:


                              Principal                                     Principal
                             Balance At     Stated                           Balance
                            December 31,   Interest    Period   Maturity     Due At
         Property               2003         Rate    Amortized    Date     Maturity (1)
                          (in thousands)                                 (in thousands)
Ashton Ridge Apartments
    1st Mortgage               $ 5,634      7.31%     240 mos.  01/01/21      $ --
Stratford Place
  Apartments
    1st Mortgage                 8,325      8.23%     120 mos.  07/01/06       7,739
          Totals               $13,959                                       $ 7,739

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                        Average Annual                Average
                                         Rental Rates                Occupancy
                                          (per unit)
Property                               2003         2002         2003       2002
Ashton Ridge Apartments              $ 7,384       $ 7,080        96%       96%
Stratford Place Apartments             9,640         9,701        94%       96%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for each property are as follows:

                                         2003          2003
                                         Taxes         Rate
                                    (in thousands)
Ashton Ridge Apartments                  $ 222         1.94%
Stratford Place Apartments                 210         1.26%

Capital Improvements:

Ashton Ridge Apartments

During the year ended December 31, 2003, the Partnership spent approximately $226,000 for capital improvements consisting primarily of floor covering and appliance replacements, structural improvements, and air conditioning upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $196,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the year ended December 31, 2003, the Partnership spent approximately $254,000 for capital improvements consisting primarily of floor covering replacements, structural upgrades, water heater and other appliance replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $193,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Partners

On October 22, 2003, the Registrant began soliciting the consent of its limited partners to an amendment (the "Amendment") to the Amended and Restated Agreement of Limited Partnership of the Registrant to extend the term of the Registrant from December 31, 2003 to December 31, 2021. The consent of limited partners who own more than 50% of all outstanding limited partnership units in the Registrant ("units") was required to approve the Amendment.

At midnight, New York City time, on November 11, 2003, the consent solicitation expired pursuant to its terms. Limited partners owning more than 50% of all outstanding limited partnership units in the Registrant consented to the Amendment.

On November 20, 2003, the general partner of the Registrant executed the Amendment as the general partner and on behalf of the limited partners, and has made the requisite filings with the Secretary of the Commonwealth of the Commonwealth of Massachusetts.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units (the "Units"). As of December 31, 2003, the Partnership had 636 holders of record owning an aggregate of 23,139 Units. Affiliates of the Managing General Partner owned approximately 10,969.25 Units or approximately 47.41% at December 31, 2003. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared and paid by the Partnership for the years ended December 31, 2003 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                             Per Limited
                                        Aggregate        Partnership Unit
       01/01/02 - 12/31/02            $5,102,000 (1)         $216.99
       01/01/03 - 12/31/03            $1,830,000 (2)         $ 73.94

(1) Distributions consisted of approximately $3,730,000 of proceeds from the sale of Stratford Village Apartments in November 2002 and approximately $1,372,000 from operations. Approximately $5,021,000 was distributed to limited partners and the balance to the Managing General Partner in accordance with the terms of the Partnership Agreement.

(2) Distributions consisted of approximately $639,000 of remaining proceeds from the sale of Stratford Village Apartments in November 2002 and $1,191,000 from operations. Approximately $1,711,000 was distributed to limited partners and the balance to the Managing General Partner in accordance with the terms of the Partnership Agreement.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $632,000 compared to net income of approximately $5,912,000 for the year ended December 31, 2002. The decrease in net income is primarily due to the gain realized on the sale of Stratford Village Apartments in 2002, partially offset by a loss on early extinguishment of debt in 2002 also related to the sale.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the year ended December 31, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to a reduction in the estimated costs related to the sale. Additionally, during the year ended December 31, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

The Partnership recognized income from continuing operations for the year ended December 31, 2003 of approximately $434,000 compared to income from continuing operations of approximately $807,000 for the year ended December 31, 2002. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. Total expenses increased due to increases in operating, depreciation and property tax expenses partially offset by decreases in general and administrative and interest expenses. Operating expenses increased primarily due to increases in maintenance, property and administrative expenses. Maintenance expenses increased primarily due to an increase in contract services at both the Partnership's properties and snow removal costs at Stratford Place Apartments. Property expenses increased primarily due to an increase in utility expenses at both of the Partnership's investment properties. Administrative expenses increased primarily due to an increase in common area cleaning at Stratford Place Apartments offset by a decrease in business license fees at Stratford Place Apartments. Depreciation expense increased due to property improvements and replacements completed during the past twelve months primarily at Stratford Place Apartments. Property tax expense increased due to increased assessed values at both of the Partnership's properties. Interest expense decreased due to principal payments made against the mortgage loans at the Partnership's investment properties.

General and administrative expenses decreased due to decreases in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees associated with managing the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in casualty gain and rental income partially offset by an increase in other income. The decrease in rental income is due to a decrease in average rental rates and occupancy at Stratford Place Apartments and an increase in bad debt expenses at both of the Partnership's investment properties partially offset by an increase in average rental rates at Ashton Ridge Apartments. Other income increased primarily due to an increase in lease cancellation fees at Stratford Place Apartments partially offset by a decrease in utility reimbursements at both of the Partnership's investment properties.

During the year ended December 31, 2002, a casualty gain of approximately $63,000 was recorded at Ashton Ridge Apartments related to a fire that damaged eight apartment units in April 2002. The gain was the result of the receipt of insurance proceeds of approximately $89,000 net of the write off of fixed assets of approximately $26,000. The total cost to restore the damaged units was approximately $149,000. During the year ended December 31, 2003, there was an additional gain related to this casualty of approximately $44,000 recorded at Ashton Ridge Apartments as a result of the receipt of additional insurance proceeds of approximately $44,000.

During the year ended December 31, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $885,000 compared to approximately $1,504,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $619,000 for the year ended December 31, 2003 is due to approximately $365,000 and $2,193,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,939,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage holder of Stratford Place Apartments partially offset by the receipt of insurance proceeds and proceeds from the sale of investment property. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $389,000 for all of the Partnership's investment properties. The additional capital expenditures will be incurred only if cash is available from operations and replacement reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

 The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$13,959,000 is amortized over varying periods. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,634,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,325,000 requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

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

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit
Operations             $1,191           $ 46.33          $1,372           $ 55.79

Sale (1)                  639             27.61           3,730            161.20
                       $1,830           $ 73.94          $5,102           $216.99

(1) From the sale proceeds of Stratford Village Apartments in November 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



To the Partners of
Winthrop Growth Investors 1 Limited Partnership:


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP



Greenville, South Carolina
February 27, 2004

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
    Cash and cash equivalents                                                 $ 885
    Receivables and deposits                                                     402
    Restricted escrows                                                           147
    Other assets                                                                 479
    Investment properties (Notes D and G)
      Land                                                      $ 2,058
      Buildings and related personal property                    28,813
                                                                 30,871
      Less accumulated depreciation                             (19,891)      10,980

                                                                             $12,893
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                           $ 102
   Tenant security deposit liabilities                                           182
   Other liabilities                                                             138
   Mortgage notes payable (Note D)                                            13,959

Partners' Deficit
   General partners                                             $ (107)
   Limited partners (23,139 units
      issued and outstanding)                                    (1,381)      (1,488)

                                                                             $12,893

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2003         2002
Revenues:
   Rental income                                                $ 5,456      $ 5,511
   Other income                                                     530          494
   Casualty gain (Note E)                                            44           75
         Total revenues                                           6,030        6,080

Expenses:
   Operating                                                      2,357        2,074
   General and administrative                                       202          247
   Depreciation                                                   1,469        1,450
   Interest                                                       1,136        1,165
   Property taxes                                                   432          337
         Total expenses                                           5,596        5,273

Income from continuing operations                                   434          807
Income (loss) from discontinued operations (Note C)                 120         (387)
Gain on sale of discontinued operations (Note C)                     78        5,492
         Net income                                              $ 632       $ 5,912

Net income allocated to general partners                          $ 63       $ 1,005
Net income allocated to limited partners                            569        4,907

         Net income (Note F)                                     $ 632       $ 5,912

Per Limited Partnership Unit:
   Income from continuing operations                            $ 16.89      $ 31.39
   Income (loss) from discontinued operations                      4.66       (15.05)
   Gain on sale of discontinued operations                         3.03       195.73

Net income per limited partnership unit                         $ 24.58      $212.07

Distributions per limited partnership unit                      $ 73.94      $216.99

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                       Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149       $ 2       $23,149     $23,151

Partners' deficit at
   December 31, 2001                    23,139      $ (975)    $ (125)     $(1,100)

Net income for the year
   ended December 31, 2002                  --       1,005       4,907       5,912

Distributions to partners                   --         (81)     (5,021)     (5,102)

Partners' deficit at
   December 31, 2002                    23,139         (51)       (239)       (290)

Net income for the year
   ended December 31, 2003                  --          63         569         632

Distributions to partners                   --        (119)     (1,711)     (1,830)

Partners' deficit at
   December 31, 2003                    23,139      $ (107)    $(1,381)    $(1,488)

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Years Ended December 31,
                                                             2003         2002
Cash flows from operating activities:
   Net income                                               $ 632        $ 5,912
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                           1,469         1,854
      Amortization of loan costs and deferred costs             17             9
      Bad debt expense, net                                    201           171
      Casualty gain                                            (44)          (75)
      Gain on sale of discontinued operations                  (78)       (5,492)
      Loss on early extinguishment of debt
         of discontinued operations                             --           300
      Change in accounts:
        Receivables and deposits                              (113)         (241)
        Other assets                                           (23)           12
        Accounts payable                                       (47)          (61)
        Tenant security deposit liabilities                      5            15
        Accrued property taxes                                  --           (56)
        Other liabilities                                      (80)           42
          Net cash provided by operating activities          1,939         2,390

Cash flows from investing activities:
   Net proceeds from sale of investment property                78         9,214
   Property improvements and replacements                     (480)         (705)
   Insurance proceeds received                                  44           126
   Net (deposits to) withdrawals from restricted
     escrows                                                    (7)           68
          Net cash (used in) provided by investing
             activities                                       (365)        8,703

Cash flows from financing activities:
   Advances from affiliates                                     --             4
   Payments on advances from affiliates                         --            (4)
   Payments on mortgage notes payable                         (363)         (410)
   Repayment of mortgage notes payable                          --        (4,845)
   Distributions paid to partners                           (1,830)       (5,102)
          Net cash used in financing activities             (2,193)      (10,357)

Net (decrease) increase in cash and cash equivalents          (619)          736

Cash and cash equivalents at beginning of year               1,504           768

Cash and cash equivalents at end of year                    $ 885        $ 1,504

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,113       $ 1,521

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

 Organization and Basis of Presentation: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partners of the Partnership are Two Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Lexington Associates Limited Partnership. The
Managing General Partner is wholly-owned by First Winthrop Corporation, the controlling entities of which are an affiliate of Winthrop Financial Associates, A Limited Partnership, and Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2003. In this regard, in October 2003 the Partnership sent the limited partners a preliminary consent statement seeking their consent to extend the term of the Partnership to December 31, 2021. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. As of November 2003 the Partnership had received the consent of a majority of the limited partners to extend the term of the Partnership to December 31, 2021. The Partnership, via its controlling interest in two partnerships, is the owner of two residential apartment complexes, one each located in Florida and Maryland at December 31, 2003.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated statements of the Partnership include its 99.9% and 99.98% general partnership interests in Meadow Wood Associates and Stratford Place Investors Limited Partnership, respectively. All significant interpartnership balances have been eliminated.

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by 23,139 units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $849,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 2003 or 2002.

Loan Costs: Loan costs of approximately $303,000, less accumulated amortization of approximately $210,000, are included in other assets and are being amortized using the straight-line method over the lives of the respective loans. The amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $25,000 for each of the years 2004 and 2005, $15,000 in 2006, and $5,000 for each of the years 2007 and 2008.

Deferred  Costs:   Costs  related  to  the  acquisition  of  the  properties  of approximately $740,000, less accumulated amortization of approximately $526,000, are included in other assets and are being amortized over 25 years.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Restricted Escrows: In relation to the mortgages at Stratford Place Apartments, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 2003, the balance was approximately $147,000.

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

Advertising: Advertising costs of approximately $70,000 in 2003 and $66,000 in 2002 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except long-term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $14,851,000.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $296,000 and $392,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner earned reimbursement of accountable administrative expenses amounting to approximately $145,000 and $203,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $37,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $4,000 during the year ended December 31, 2002. This advance was repaid during 2002. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances made during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. The Partnership also recognized a loss on the early extinguishment of debt of approximately $300,000 as a result of the write off of unamortized loan costs, which is included in income (loss) from discontinued operations in the accompanying consolidated statement of operations. In accordance with SFAS No. 144, as a result of the sale, the accompanying consolidated financial statements for the year ended December 31, 2002 reflect the operations of Stratford Village Apartments as income from discontinued operations.

During the year ended December 31, 2003, the Partnership recognized an additional gain on the sale of approximately $78,000 due to a reduction in the estimated costs related to the sale. Additionally, during the year ended December 31, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income (loss) from discontinued operations.

Note D - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:


                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 2003       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Ashton Ridge
 Apartments
  1st Mortgage         $ 5,634       $    48      7.31%     01/01/21       $    --
Stratford Place
 Apartments
  1st Mortgage           8,325            75      8.23%     07/01/06         7,739
                       $13,959       $   123                               $ 7,739

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage indebtedness encumbering Stratford Place and Ashton Ridge Apartments are subject to prepayment penalties if the loans are paid prior to maturity. Further, the Partnership's investment properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

       2004              $ 393
       2005                 424
       2006               8,065
       2007                 214
       2008                 231
    Thereafter            4,632
                        $13,959

Note E - Casualty Gain

During the year ended December 31, 2002, a casualty gain of approximately $63,000 was recorded at Ashton Ridge Apartments related to a fire that damaged eight apartment units in April 2002. The gain was the result of the receipt of insurance proceeds of approximately $89,000 net of the write off of fixed assets of approximately $26,000. The total cost to restore the damaged units was approximately $149,000. During the year ended December 31, 2003, there was an additional gain related to this casualty of approximately $44,000 recorded at Ashton Ridge Apartments as a result of the receipt of additional insurance proceeds of approximately $44,000.

During the year ended December 31, 2002, a net casualty gain of approximately $12,000 was recorded at Ashton Ridge Apartments. The casualty gain related to wind damage in September 2001. This gain was the result of the receipt of insurance proceeds of approximately $37,000, net of the write off of net fixed assets of approximately $25,000.

Note F - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                       2003        2002
Net income as reported                               $   632     $ 5,912
Differences resulted from:
   Depreciation and amortization                         383         295
   Gain from property sale                              (104)        971
   Other                                                 (35)        183
Federal taxable income                               $   876     $ 7,361
Federal taxable income per limited partnership
 unit                                                $ 34.07     $276.44

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                         $(1,488)
Land and buildings                                      106
Accumulated depreciation                             (3,214)
Deferred expenses                                      (740)
Other                                                   723
Net liabilities - Federal tax basis                 $(4,613)

Note G - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)
Ashton Ridge Apartments        $ 5,634        $ 690      $ 8,988         $ 4,592
Stratford Place
  Apartments                     8,325         1,368      11,978           3,255
          Totals               $13,959       $ 2,058     $20,966         $ 7,847



                    Gross Amount At Which Carried
                        At December 31, 2003
                           (in thousands)

                              Buildings
                                 And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)

Ashton Ridge
  Apartments         $ 690     $13,580   $14,270     $ 9,383       12/84       5-30
Stratford Place
  Apartments          1,368     15,233    16,601      10,508       12/85       5-40
      Totals        $ 2,058    $28,813   $30,871     $19,891

Reconciliation of real estate and accumulated depreciation:

                                            Years Ended December 31,
                                              2003             2002
                                                 (in thousands)
Real Estate
Balance at beginning of year               $30,391          $39,426
   Property improvements                       480              705
   Property dispositions                        --           (9,740)
Balance at end of year                     $30,871          $30,391

Accumulated Depreciation
Balance at beginning of year               $18,422          $22,764
   Additions charged to expense              1,469            1,854
   Property dispositions                        --           (6,196)
Balance at end of year                     $19,891          $18,422

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $30,977,000 and $30,500,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $23,105,000 and $22,019,000 respectively.

Note H - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

As of December 31, 2003, the names of the directors and officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

Martha L. Long                   44   Director, Vice President - Residential,
                                      and sole member of the Residential
                                      Committee
Thomas M. Herzog                 41   Vice President - Residential and Chief
                                      Accounting Officer
Michael L. Ashner                51   Chief Executive Officer and Director
Peter Braverman                  52   Executive Vice President and Director

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

Michael L. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership "(WFA") and the Managing General Partner since January 15, 1996 as well as the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of the Newkirk Master Limited Partnership, a real estate company. Mr. Ashner has served as Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust ("First Union"), since December 31, 2003. Since August 2002, Mr. Ashner has also served as the Chief Executive Officer and a Director of Shelbourne Properties I, II, and III, three separate publicly traded real estate investment trusts. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn by Marriott Limited Partnership, an entity that owns and operates 50 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: Greate Bay Hotel and Casino Inc., a hotel and casino operator, and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

Peter Braverman has been a Vice President of WFA and the Managing General Partner since January 1996. Mr. Braverman also serves as the Executive Vice President of Newkirk MLP Corp. Mr. Braverman has served as the Executive Vice President of First Union since January 2004. He has also been an Executive Vice President of AP-Fairfield GP, LLC since August 2001. Since August 2002, Mr. Braverman has also served as the Executive Vice President and a Director of Shelbourne Properties I, II and III.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                               Number of Units       Percentage

Apartment Investment and                 4,872.34            21.06%
   Management Company
AIMCO Properties LP                      6,096.91            26.35%
  (an affiliate of AIMCO)

Apartment Investment and Management Company's business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $296,000 and $392,000 during the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner earned reimbursement of accountable administrative expenses amounting to approximately $145,000 and $203,000 for the years ended December 31, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $17,000 and $37,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $4,000 during the year ended December 31, 2002. This advance was repaid during 2002. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances made during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $69,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2003:

            Current Report on Form 8-K dated December 3, 2003 and filed on December 5, 2003 disclosing an amendment to the Partnership's Agreement to extend the term of the Partnership from December 31, 2003 to December 31, 2021.

            Current Report on Form 8-K dated December 18, 2003 and filed on December 29, 2003 disclosing a Redemption and Contribution Agreement dated December 11, 2003 between AIMCO Properties, L.P., AIMCO/Winthrop Growth Investors I GP, LLC and First Winthrop Corporation.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $34,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $14,000 and $13,000, respectively.

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


                                    WINTHROP GROWTH INVESTORS 1 LIMITED
                                   PARTNERSHIP


                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President - Residential

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Vice President - Residential and
                                          Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Martha L. Long             Vice President -              Date: March 29, 2004
Martha L. Long                Residential and Director

/s/Thomas M. Herzog           Vice President -              Date: March 29, 2004
Thomas M. Herzog              Residential and Chief
                               Accounting Officer


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

      3 Amended and Restated agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated as of May 11, 1984.

      3(a)        Amendment  to  Amended  and  Restated   Agreement  of  Limited
                  Partnership dated August 23, 1995.

      3.1 Amended and Restated Agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated May 11, 1984 (included as an exhibit to the Partnership's Registration Statement on Form S-11, File No. 2-84760 and incorporated herein by reference).

      3.2 Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1985 (Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

      3.3 Amendment to the Amended and Restated Agreement of Limited Partnership, dated November 20, 2003, filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 3, 2003 and incorporated herein by reference.

      10.7 Management Agreement between Stratford Place and Winthrop Management dated January 1, 1990 filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 19, 1996, and incorporated herein by reference.

      10.20 Replacement Reserve Agreement, filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 22, 2000, and incorporated herein by reference.

      10.21 Purchase and Sale Contract between Registrant and B&M Management Company, LLC effective November 27, 2002 filed as an exhibit to the Registrant Current Report on Form 8-K dated December 24, 2002, and incorporated herein by reference.

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1 Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Vice   President  -  Residential   of  Two
                                    Winthrop Properties,  Inc.,  equivalent of
                                    the  chief   executive   officer   of  the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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


Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Vice   President  -  Residential   of  Two
                                    Winthrop Properties,  Inc.,  equivalent of
                                    the  chief   accounting   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                        /s/Martha L. Long
                                 Name:  Martha L. Long
                                 Date:  March 29, 2004


                                        /s/Thomas M. Herzog
                                 Name:  Thomas M. Herzog
                                 Date:  March 29, 2004


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

Exhibit 99.1


Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1. Statements of Cash Available for Distribution:

                                     Three Months Ended       Year Ended
                                      December 31, 2003    December 31, 2003
                                                 (in thousands)

Net (loss) income                           $ 23                 $ 632
Add:
   Amortization expense                          4                   17
   Depreciation expense                        362                1,469
Less cash to reserves                         (389)              (2,118)
Cash available for distribution             $ --                 $ --
Distributions allocated to
   limited partners                         $ --                 $ --

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2003:

    Entity Receiving                        Form of
      Compensation                        Compensation                    Amount

General Partners         Interest in Cash Available for Distribution       $ 119

Affiliates of the        Property Management Fee                           $ 296
Managing General
Partner

Affiliates of the        Reimbursement for Services                        $ 177
Managing General
Partner