Form 10QSB
period 2004-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2004-05-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                $ 1,104
   Receivables and deposits                                                     453
   Restricted escrows                                                           168
   Other assets                                                                 497
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 28,849
                                                              30,907
       Less accumulated depreciation                          (20,257)       10,650
                                                                           $ 12,872
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 36
   Tenant security deposit liabilities                                          186
   Accrued property taxes                                                        56
   Other liabilities                                                            144
   Mortgage notes payable                                                    13,850

Partners' Deficit
   General partners                                            $ (98)
   Limited partners (23,139 units
      issued and outstanding)                                  (1,302)       (1,400)
                                                                           $ 12,872


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                                          Three Months
                                                         Ended March 31,
                                                           2004      2003

Revenues:
   Rental income                                       $ 1,342     $ 1,358
   Other income                                            121         143
       Total revenues                                    1,463       1,501

Expenses:
   Operating                                               573         539
   General and administrative                               44          53
   Depreciation                                            366         370
   Interest                                                280         287
   Property tax                                            112          87
       Total expenses                                    1,375       1,336

Net income                                              $ 88        $ 165

Net income allocated to general partners (10%)           $ 9        $ 16
Net income allocated to limited partners (90%)              79         149
                                                        $ 88        $ 165

Net income per limited partnership unit                $ 3.41      $ 6.44

Distributions per limited partnership unit              $ --       $ 12.97


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2003                  23,139      $ (107)     $(1,381)     $(1,488)

Net income for the three months
   ended March 31, 2004                   --           9           79           88

Partners' deficit
   at March 31, 2004                  23,139      $ (98)      $(1,302)     $(1,400)


         See Accompanying Notes to Consolidated Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                    2004      2003
Cash flows from operating activities:
  Net income                                                      $ 88        $ 165
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    366         370
     Amortization of loan costs and deferred costs                    11           6
     Bad debt expense, net                                            42          62
     Change in accounts:
      Receivables and deposits                                       (93)       (191)
      Other assets                                                   (29)        (32)
      Accounts payable                                               (66)        (33)
      Tenant security deposit liabilities                              4          12
      Accrued property taxes                                          56          38
      Other liabilities                                                6         (48)
          Net cash provided by operating activities                  385         349

Cash flows from investing activities:
  Property improvements and replacements                             (36)        (88)
  Net deposits to restricted escrows                                 (21)         (4)
          Net cash used in investing activities                      (57)        (92)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (109)        (88)
  Distributions to partners                                           --        (300)
          Net cash used in financing activities                     (109)       (388)

Net increase (decrease) in cash and cash equivalents                 219        (131)

Cash and cash equivalents at beginning of period                     885       1,504

Cash and cash equivalents at end of period                       $ 1,104     $ 1,373

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 308       $ 281
Supplemental disclosure of noncash information:
  Property improvements and replacements in accounts
   payable                                                        $ --         $ 27


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $76,000 during the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $34,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $45,000. The Partnership was charged approximately $69,000 for 2003.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2004 and 2003 (in thousands):

                                         Three Months    Three Months
                                            Ended            Ended
                                          March 31,        March 31,
                                             2004            2003

Net income                                   $ 88            $ 165
Add:  Amortization expense                      11               6
      Depreciation expense                     366             370
Less: Cash to reserves                        (465)           (541)

Cash available for distribution              $ --            $ --

Distributions allocated to
  Limited Partners                           $ --            $ --

General Partners' interest in
  cash available for distribution            $ --            $ --

Note D - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003
      Ashton Ridge Apartments
        Jacksonville, Florida                       94%        95%
      Stratford Place Apartments
        Gaithersburg, Maryland                      93%        95%

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $88,000 compared to net income of approximately $165,000 for the three months ended March 31, 2003. The decrease in net income is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to an increase in property expenses partially offset by a decrease in maintenance expenses. Property expenses increased primarily due to an increase in salaries and other related benefits at both of the Partnership's properties and utility expenses at Stratford Place Apartments partially offset by a decrease in utility expenses at Ashton Ridge Apartments. Maintenance expenses decreased primarily due to a decrease in contract services at both of the Partnership's properties and reduced snow removal costs at Stratford Place Apartments partially offset by an increase in payroll related costs at both of the Partnership's properties. Property tax expense increased due to increased assessed values at both of the Partnership's properties.

General and administrative expenses decreased primarily due to a decrease in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in rental and other income. The decrease in rental income is due to reduced occupancy at both of the Partnership's investment properties and lower average rental rates at Stratford Place Apartments, partially offset by an increase in average rental rates at Ashton Ridge Apartments and a decrease in bad debt expenses at both of the Partnership's investment properties. Other income decreased primarily due to decreases in lease cancellation fees at Stratford Place Apartments and late charges at both of the Partnership's investment properties.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $1,104,000 compared to approximately $1,373,000 at March 31, 2003. Cash and cash equivalents increased approximately $219,000 since December 31, 2003 due to approximately $385,000 of cash provided by operating activities partially offset by approximately $57,000 and $109,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $27,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $169,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement, swimming pool upgrades and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $184,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of exterior painting, air conditioning unit replacements and heating upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,578,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,272,000 requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2004             Unit             2003             Unit

Sale (1)               $   --           $   --           $  300            $ 12.97

(1) From the sale proceeds of Stratford Village Apartments in November 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 23, 2004, the Partnership sought the consent of its limited partners to the replacement of Two Winthrop Properties, Inc. as the general partner of the Partnership with AIMCO/Winthrop Growth Investors I GP, LLC, a Delaware limited liability company ("AIMCO GP"). In order to effect such substitution, the consent of two-thirds in interest of the limited partners is required. In addition, the Managing General Partner and AIMCO GP agreed not to consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. In addition, although not required by the terms of the Partnership's partnership agreement, the Partnership sought the consent of the Limited Partners to a waiver of its right of first refusal with respect to the acquisition by an affiliate of AIMCO of certain interests in Meadow Wood Associates and Stratford Place Investors Limited Partnership. At the close of business on April 30, 2004, the requisite percentage of limited partners had consented to the replacement. The Partnership is in the process of obtaining other necessary approvals in order to complete this replacement. As indicated above, an affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

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

                  Exhibit 3.3 Amendment to the Amended and Restated Agreement of Limited Partnership, dated November 20, 2003, filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 3, 2003 and incorporated herein by reference.

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

b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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


Date:  May 13, 2004

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


Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.