Form 10QSB
period 2004-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2004-08-13
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                $ 1,420
   Receivables and deposits                                                     512
   Restricted escrows                                                           168
   Other assets                                                                 418
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 28,977
                                                               31,035
       Less accumulated depreciation                          (20,619)       10,416
                                                                           $ 12,934
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 89
   Tenant security deposit liabilities                                          178
   Accrued property taxes                                                       111
   Other liabilities                                                            144
   Mortgage notes payable                                                    13,753

Partners' Deficit
   General partners                                            $ (92)
   Limited partners (23,139 units
      issued and outstanding)                                  (1,249)       (1,341)
                                                                           $ 12,934

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months              Six Months
                                          Ended June 30,           Ended June 30,
                                         2004       2003         2004         2003


Revenues:
   Rental income                       $ 1,339     $ 1,401     $ 2,681       $ 2,759
   Other income                            128         127         249           270
   Casualty gain (Note D)                   --          44          --            44
       Total revenues                    1,467       1,572       2,930         3,073
Expenses:
   Operating                                610         598       1,183        1,137
   General and administrative                46          55          90          108
   Depreciation                             362         375         728          745
   Interest                                 278         286         558          573
   Property tax                            112          86         224           173
       Total expenses                    1,408       1,400       2,783         2,736
Income from continuing operations           59         172         147           337
Income from discontinued
   operations (Note A and Note E)           --         120          --           120
Gain on sale of discontinued
  operations (Note E)                       --          78          --            78
Net income                               $ 59      $   370      $ 147         $ 535
Net income allocated to general
   partners (10%)                        $ 6       $    37       $ 15         $ 53
Net income allocated to limited
   partners (90%)                           53         333         132           482
                                         $ 59      $   370      $ 147         $ 535

Per limited partnership unit:
  Income from continuing operations     $ 2.29     $  6.70      $ 5.70       $ 13.14
  Income from discontinued
    operations                              --        4.66          --          4.66
  Gain on sale of discontinued
   operations                               --        3.03          --          3.03

Net income                              $ 2.29     $ 14.39      $ 5.70       $ 20.83

Distributions per limited
   partnership unit                      $ --      $ 60.97       $ --        $ 73.94

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2003                  23,139      $ (107)     $(1,381)     $(1,488)

Net income for the six months
   ended June 30, 2004                    --          15          132          147

Partners' deficit
   at June 30, 2004                   23,139      $ (92)      $(1,249)     $(1,341)

         See Accompanying Notes to Consolidated Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net income                                                      $ 147       $ 535
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     728         745
    Amortization of loan costs and deferred costs                     25           9
    Bad debt expense, net                                             85          80
    Casualty gain                                                     --         (44)
    Change in accounts:
       Receivables and deposits                                     (195)        (20)
       Other assets                                                   36           9
       Accounts payable                                              (50)        (82)
       Tenant security deposit liabilities                            (4)         11
       Accrued property taxes                                        111          75
       Other liabilities                                               6         (53)
          Net cash provided by operating activities                  889       1,265

Cash flows from investing activities:
  Property improvements and replacements                            (127)       (213)
  Insurance proceeds received                                         --          44
  Net (deposits to) withdrawals from restricted escrows              (21)          1
          Net cash used in investing activities                     (148)       (168)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (206)       (178)
  Distributions paid to partners                                      --      (1,830)
          Net cash used in financing activities                     (206)     (2,008)

Net increase (decrease) in cash and cash equivalents                 535        (911)

Cash and cash equivalents at beginning of period                     885       1,504

Cash and cash equivalents at end of period                       $ 1,420      $ 593

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 579       $ 560
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 37         $ 15

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Two Winthrop Properties, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three and six months ended June 30, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $148,000 during the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $63,000 and $81,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliates of the Managing General Partner of approximately $4,000 and $1,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2004 (in thousands):

                                         Three Months     Six Months
                                            Ended            Ended
                                           June 30,        June 30,
                                             2004            2004

Net Income                                   $ 59            $ 147
Add:  Amortization expense                      14              25
      Depreciation expense                     362             728
Less: Cash to reserves                        (435)           (900)

Cash available for distribution              $ --            $ --

Note D - Casualty Gain

During the six months ended June 30, 2003, there was a casualty gain of approximately $44,000 recorded at Ashton Ridge Apartments related to a fire in April 2002 that damaged eight apartment units. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. The write off of the damaged assets was completed during the year ended 2002.

Note E - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the six months ended June 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves. Additionally, during the six months ended June 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003
      Ashton Ridge Apartments
        Jacksonville, Florida                       90%        96%
      Stratford Place Apartments
        Gaithersburg, Maryland                      95%        95%

The Managing General Partner attributes the decrease in occupancy at Ashton Ridge Apartments to military deployments in the local market and adhering to stricter financial guidelines in acceptance of tenant applications.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $147,000 compared to net income of approximately $535,000 for the six months ended June 30, 2003. The Partnership's net income for the three months ended June 30, 2004 was approximately $59,000 compared to net income of approximately $370,000 for the three months ended June 30, 2003. The decrease in net income for both periods is largely due to the income from discontinued operations, the gain on sale of discontinued operations in 2003 and decreases in revenues as discussed below.

On November 27, 2002, Stratford Village Apartments was sold to an unaffiliated third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the six months ended June 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves. Additionally, during the six months ended June 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three and six months ended June 30, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November, 2002.

The Partnership recognized income from continuing operations for the three and six months ended June 30, 2004 of approximately $59,000 and $147,000, respectively, compared to income from continuing operations for the three and six months ended June 30, 2003 of approximately $172,000 and $337,000, respectively. The decrease in income from continuing operations for both periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three and six months ended June 30, 2004 is due to a decrease in rental income and a casualty gain recognized in 2003. The decrease in total revenues for the six months ended June 30, 2004 is also due to a decrease in other income. Other income remained relatively constant for the three months ended June 30, 2004. The decrease in rental income is due to a decrease in occupancy at Ashton Ridge Apartments partially offset by an increase in average rental rates at both of the Partnership's properties. The decrease in casualty gain is due to a casualty gain recorded at Ashton Ridge Apartments during the six months ended June 30, 2003 related to a fire that damaged eight units during April 2002. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. Other income decreased during the six months ended June 30, 2004 primarily due to a decrease in lease cancellation fees at Stratford Place Apartments and late charges at both of the Partnership's properties partially offset by an increase in lease cancellation fees at Ashton Ridge Apartments and utility reimbursements at Stratford Place Apartments.

Total expenses increased during the three and six months ended June 30, 2004 primarily due to increases in operating and property tax expenses partially offset by decreases in general and administrative and depreciation expenses. Operating expenses increased primarily due to an increase in property expenses partially offset by a decrease in maintenance expenses. Property expenses increased primarily due to increases in salaries and other related benefits and utility expenses at Stratford Place Apartments. Maintenance expenses decreased primarily due to decreases in contract services at both of the Partnership's properties and snow removal costs at Stratford Place Apartments. Property tax expense increased due to increased assessed values at both of the Partnership's properties. Depreciation expense decreased due to assets becoming fully depreciated at Ashton Ridge Apartments.

General and administrative expenses decreased due to a decrease in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $1,420,000 compared to approximately $593,000 at June 30, 2003. Cash and cash equivalents increased approximately $535,000 since December 31, 2003 due to approximately $889,000 of cash provided by operating activities partially offset by approximately $148,000 and $206,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Ashton Ridge Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $101,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering replacements, exterior painting, furniture and fixtures, air conditioning upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $95,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $63,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements, water/sewer upgrades, air conditioning unit replacements, and parking area improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $130,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,535,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,218,000 requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):


                         Six              Per              Six              Per
                     Months Ended       Limited        Months Ended       Limited
                       June 30,       Partnership        June 30,       Partnership
                         2004             Unit             2003             Unit

Operations             $   --           $    --          $  1,191          $ 46.33

Sale (1)                   --                --               639            27.61
                       $   --           $    --          $  1,830          $ 73.94

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 23, 2004, the Partnership sought the consent of its limited partners to the replacement of Two Winthrop Properties, Inc. as the general partner of the Partnership with AIMCO/Winthrop Growth Investors I GP, LLC, a Delaware limited liability company ("AIMCO GP"). In addition, on June 24, 2004, the Partnership sought the consent of its limited partners to the replacement of Linnaeus - Lexington Associates Limited Partnership as the associate general partner of the Partnership with AIMCO GP. In order to effect such substitutions, the consent of two-thirds in interest of the limited partners is required. In connection with the March 23, 2004 consent, the Managing General Partner and AIMCO GP agreed not to consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. Further, although not required by the terms of the Partnership's partnership agreement, the Partnership sought in the March 23, 2004 consent, the consent of the Limited Partners to a waiver of its right of first refusal with respect to the acquisition by an affiliate of AIMCO of certain interests in Meadow Wood Associates and Stratford Place Investors Limited Partnership. At the close of business on April 30, 2004 and July 30, 2004, the requisite percentage of limited partners had consented to the replacements. The Partnership is in the process of obtaining other necessary approvals in order to complete this replacement. An affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                   WINTHROP GROWTH INVESTORS 1 LIMITED
                                   PARTNERSHIP


                                    By:   Two Winthrop Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President - Residential

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President - Residential


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

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

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  -  Residential  of Two
                                    Winthrop Properties,  Inc.,  equivalent
                                    of the chief  financial  officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.