Form 10QSB
period 2004-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2004-11-12
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                $ 1,481
   Receivables and deposits                                                     517
   Restricted escrows                                                           177
   Other assets                                                                 487
   Investment properties:
       Land                                                  $ 2,058
       Buildings and related personal property                 29,120
                                                               31,178
       Less accumulated depreciation                          (20,926)       10,252
                                                                           $ 12,914
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 169
   Tenant security deposit liabilities                                          180
   Accrued property taxes                                                       223
   Other liabilities                                                             78
   Mortgage notes payable                                                    13,654

Partners' Deficit
   General partners                                            $ (97)
   Limited partners (23,139 units
      issued and outstanding)                                  (1,293)       (1,390)
                                                                           $ 12,914

         See Accompanying Notes to Consolidated Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months             Nine Months
                                       Ended September 30,      Ended September 30,
                                         2004       2003         2004         2003

Revenues:
   Rental income                       $ 1,390     $ 1,404     $ 4,071       $ 4,163
   Other income                            106         132         355           402
   Casualty (loss) gain (Note D)           (12)         --         (12)           44
       Total revenues                    1,484       1,536       4,414         4,609
Expenses:
   Operating                                763         638       1,946        1,775
   General and administrative                31          67         121          175
   Depreciation                             353         362       1,081        1,107
   Interest                                 274         281         832          854
   Property tax                            112         114         336           287
       Total expenses                    1,533       1,462       4,316         4,198

(Loss) income from continuing
   operations                              (49)         74          98           411
Gain on sale of discontinued
   operations (Note E)                      --          --          --            78
Income from discontinued
   operations (Note A)                      --          --          --           120

Net (loss) income                       $ (49)        $ 74         $ 98         $ 609

Net (loss) income allocated to
   general partners (10%)                $ (5)         $ 7         $ 10         $  61
Net (loss) income allocated to
   limited partners (90%)                 (44)          67           88           548
                                        $ (49)        $ 74         $ 98         $ 609

Per limited partnership unit:
  (Loss) income from continuing
   operations                          $ (1.90)     $ 2.90       $ 3.80       $ 15.99
  Gain on sale of discontinued
   operations                               --          --          --          3.03
  Income from discontinued
    operations                              --          --          --          4.66

Net (loss) income per limited
   partnership unit                    $ (1.90)     $ 2.90       $ 3.80       $ 23.68

Distributions per limited
   partnership unit                      $ --       $   --         $ --       $ 73.94

         See Accompanying Notes to Consolidated Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2003                  23,139      $ (107)     $(1,381)     $(1,488)

Net income for the nine months
   ended September 30, 2004               --          10           88           98

Partners' deficit
   at September 30, 2004              23,139      $ (97)      $(1,293)     $(1,390)

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004       2003
Cash flows from operating activities:
  Net income                                                      $ 98        $ 609
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                   1,081       1,107
    Amortization of loan costs and deferred costs                     38          13
    Bad debt expense, net                                            105         127
    Casualty loss (gain)                                              12         (44)
    Change in accounts:
       Receivables and deposits                                     (220)         39
       Other assets                                                  (46)       (122)
       Accounts payable                                                4        (137)
       Tenant security deposit liabilities                            (2)         15
       Accrued property taxes                                        223         133
       Other liabilities                                             (60)        (59)
          Net cash provided by operating activities                1,233       1,681

Cash flows from investing activities:
  Property improvements and replacements                            (302)       (373)
  Insurance proceeds received                                         --          44
  Net (deposits to) withdrawals from restricted escrows              (30)         14
          Net cash used in investing activities                     (332)       (315)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (305)       (270)
  Distributions paid to partners                                      --      (1,830)
          Net cash used in financing activities                     (305)     (2,100)

Net increase (decrease) in cash and cash equivalents                 596        (734)

Cash and cash equivalents at beginning of period                     885       1,504

Cash and cash equivalents at end of period                       $ 1,481      $ 770

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 849       $ 872
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 63         $ --

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is AIMCO/Winthrop Growth Investors I GP, LLC, a Delaware limited liability company ("AIMCO GP"), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

On September 30, 2004, AIMCO/GP acquired the general partner interests in the Partnership from Linnaeus-Lexington Associates Limited Partnership and Two Winthrop Properties, Inc. ("Two Winthrop") for an aggregate cash consideration of $1,023,000.

Prior to the transfer of the general partner interests to AIMCO/GP, AIMCO/NHP Properties, Inc. ("AIMCO/NHP"), also an affiliate of AIMCO held 100% of the voting rights with respect to the Class B stock of FWC, which provided AIMCO/NHP with the right to elect one director to the board of directors of Two Winthrop. That one director had the power to appoint the sole member of the Residential Committee of Two Winthrop's board of directors. The Residential Committee was vested with the authority to elect certain officers, and subject to certain limitations, the Residential Committee and its appointed officers had the right to cause the managing general partner of the Partnership to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. Accordingly, although ownership of the general partner interests was transferred, the effective control of the day-to-day management of the Partnership remains vested in an affiliate of AIMCO. As used herein, the term "Managing General Partner" shall mean Two Winthrop, with respect to matters occurring prior to September 30, 2004 and AIMCO GP for matters occurring from and after September 30, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the nine months ended September 30, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $219,000 and $222,000 during the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner earned reimbursements of accountable administrative expenses amounting to approximately $89,000 and $132,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $12,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2004 (in thousands):

                                         Three Months     Nine Months
                                            Ended            Ended
                                        September 30,    September 30,
                                             2004            2004

Net (loss) income                           $ (49)           $ 98
Add:  Amortization expense                      13              38
      Depreciation expense                     353           1,081
Less: Cash to reserves                        (317)         (1,217)

Cash available for distribution              $ --            $ --

Note D - Casualties

During the nine months ended September 30, 2003, there was a casualty gain of approximately $44,000 recorded at Ashton Ridge Apartments related to a fire in April 2002 that damaged eight apartment units. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. The write off of the damaged assets was completed during the year ended December 31, 2002.

During the three months ended September 30, 2004 there was an estimated casualty loss of approximately $12,000 recorded at Ashton Ridge Apartments related to damages to the property caused by Hurricane Jeanne. This loss was the result of the write off of net fixed assets of approximately $12,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $26,000 in clean up costs related to this hurricane.

Note E - Sale of Investment Property

On November 27, 2002, Stratford Village Apartments was sold to a third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the nine months ended September 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves. Additionally, during the nine months ended September 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hoursworked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
                                                    2004       2003
      Ashton Ridge Apartments
        Jacksonville, Florida                       90%        97%
      Stratford Place Apartments
        Gaithersburg, Maryland                      95%        95%

The Managing General Partner attributes the decrease in occupancy at Ashton Ridge Apartments to military deployments in the local market and adhering to stricter credit guidelines in acceptance of tenant applications.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Transfer of General Partner Interests

On September 30, 2004, AIMCO/Winthrop Growth Investors I GP, LLC, a Delaware limited liability company ("AIMCO GP") acquired the general partner interests in the Partnership from Linnaeus-Lexington Associates Limited Partnership and Two Winthrop Properties, Inc. ("Two Winthrop") for an aggregate cash consideration of $1,023,000. Prior to the transfer of the general partner interests to AIMCO/GP, AIMCO/NHP Properties, Inc. ("AIMCO/NHP"), also an affiliate of AIMCO held 100% of the voting rights with respect to the Class B stock of FWC, which provided AIMCO/NHP with the right to elect one director to the board of directors of Two Winthrop. That one director had the power to appoint the sole member of the Residential Committee of Two Winthrop's board of directors. The Residential Committee was vested with the authority to elect certain officers, and subject to certain limitations, the Residential Committee and its appointed officers had the right to cause the managing general partner of the Partnership to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. Accordingly, although ownership of the general partner interests was transferred, the effective control of the day-to-day management of the Partnership remains vested in an affiliate of AIMCO. As used herein, the term "Managing General Partner" shall mean Two Winthrop, with respect to matters occurring prior to September 30, 2004 and AIMCO GP for matters occurring from and after September 30, 2004.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2004 was approximately $98,000 compared to net income of approximately $609,000 for the nine months ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was approximately $49,000 compared to net income of approximately $74,000 for the three months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 is largely due to the income from discontinued operations and the gain on sale of discontinued operations in 2003 (as discussed below), as well as a decrease in total revenues and an increase in total expenses. The decrease in net income for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

On November 27, 2002, Stratford Village Apartments was sold to a third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the nine months ended September 30, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves. Additionally, during the nine months ended September 30, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the nine months ended September 30, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November, 2002.

The Partnership recognized (loss) income from continuing operations for the three and nine months ended September 30, 2004 of approximately ($49,000) and $98,000, respectively, compared to income from continuing operations for the three and nine months ended September 30, 2003 of approximately $74,000 and $411,000, respectively. The decrease in income from continuing operations for both periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three and nine months ended September 30, 2004 is due to decreases in rental and other income and a casualty loss during the three months ended September 30, 2004. For the nine months ended September 30, 2004 the decrease was also due to a casualty gain recognized in 2003. The decrease in rental income is due primarily to a decrease in occupancy at Ashton Ridge Apartments partially offset by an increase in average rental rates at Ashton Ridge Apartments and a decrease in bad debt expense at Stratford Place Apartments. Other income decreased during the three and nine months ended September 30, 2004 primarily due to a decrease in lease cancellation fees at Stratford Place Apartments and late charges at both of the Partnership's properties. During the three months ended September 30, 2004 there was an estimated casualty loss of approximately $12,000 recorded at Ashton Ridge Apartments related to damages to the property caused by Hurricane Jeanne. This loss was the result of the write off of net fixed assets of approximately $12,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $26,000 in clean up costs related to this hurricane. The decrease in casualty gain is due to a casualty gain recorded at Ashton Ridge Apartments during the nine months ended September 30, 2003 related to a fire that damaged eight units during April 2002. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000.

Total expenses increased during the three and nine months ended September 30, 2004 primarily due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. The increase in total expenses for the nine months ended September 30, 2004 is also due to an increase in property tax expense. Property tax expense remained relatively constant for the three months ended September 30, 2004. Operating expenses increased primarily due to an increase in property expenses partially offset by a decrease in maintenance expenses. Property expenses increased primarily due to increases in salaries and other related benefits at Stratford Place Apartments, and courtesy patrol costs at both of the Partnership's properties partially offset by reduced utility expenses at both of the Partnership's properties. Maintenance expenses decreased primarily due to a decrease in contract services and snow removal costs at Stratford Place Apartments. Property tax expense increased due to increased assessed values at both of the Partnership's properties.

General and administrative expenses decreased due to decreases in the costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the costs of professional services associated with the administration of the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $1,481,000 compared to approximately $770,000 at September 30, 2003. Cash and cash equivalents increased approximately $596,000 since December 31, 2003 due to approximately $1,233,000 of cash provided by operating activities partially offset by approximately $332,000 and $305,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Ashton Ridge Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $198,000 of capital improvements at Ashton Ridge Apartments, consisting primarily of floor covering replacements, exterior painting, appliance replacements, air conditioning upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $70,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Stratford Place Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $167,000 of capital improvements at Stratford Place Apartments, consisting primarily of floor covering replacements, water/sewer upgrades, exterior painting, air conditioning unit replacements, parking area improvements, and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $26,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,492,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,162,000 requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2004, the Partnership sought the consent of its limited partners to the replacement of Linnaeus - Lexington Associates Limited Partnership ("Linnaeus") as the associate general partner of the Partnership with AIMCO GP. In order to effect such substitutions, the consent of two-thirds in interest of the limited partners is required. At the close of business on July 30, 2004, the requisite percentage of limited partners had consented to the replacement.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WINTHROP GROWTH INVESTORS 1 LIMITED
                                   PARTNERSHIP


                                    By:   AIMCO/Winthrop Growth
                                          Investors I, GP, LLC
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 12, 2004

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

      3.4 Amendment to Amended and Restated Agreement of Limited Partnership, dated September 30, 2004, filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

      3.5         Certificate  of Amendment  to the Second  Amended and Restated
                  Certificate of Limited Partnership of Winthrop Growth Investors 1 Limited Partnership, filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

      10.1 Replacement Reserve Agreement, filed as exhibit 10.20 to the Registrant's Current Report on Form 8-K dated December 22, 2000, and incorporated herein by reference.

      10.2 Purchase Agreement between Linnaeus-Lexington Associates Limited Partnership and AIMCO/Winthrop Growth Investors 1 GP, LLC, dated September 30, 2004, filed as exhibit 10.22 to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

      10.3 Assignment and Assumption of General Partner Interest in Winthrop Growth Investors 1 Limited Partnership, dated September 30, 2004, filed as exhibit 10.23 to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

      10.4 Assignment and Assumption of General Partner Interest in Winthrop Growth Investors 1 Limited Partnership, dated September 30, 2004, filed as exhibit 10.24 to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

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


Date:  November 12, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of   AIMCO/Winthrop
                                    Growth  Investors I, GP, LLC,  equivalent of
                                    the   chief   executive   officer   of   the
                                    Partnership

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


Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of AIMCO/Winthrop
                                    Growth Investors I, GP, LLC,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.