Form 10KSB
period 2004-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2005-03-25
CIK 722565

3


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $5,920,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

 Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning income-producing residential, commercial and industrial properties. The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company ("AIMCO GP"), a wholly owned subsidiary of AIMCO Properties, L.P. an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2021.

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

The Partnership was initially capitalized with contributions of $1,000 from each of the original general partners and $5,000 from the Initial Limited Partner. The Partnership, through its public offering of limited partner units ("Unit" or "Units"), sold 23,144 Units aggregating $23,144,000. An additional five Units were held by WFC Realty Co., Inc., a subsidiary of First Winthrop ("WFC Realty"). These five units were subsequently purchased by an affiliate of First Winthrop.

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes. Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly. Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. During 2000, the Partnership sold one of its investment properties and during 2002, the Partnership sold another of its investment properties. For additional information with respect to the Partnership's remaining properties see "Item 2. Description of Properties".

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Subsequent to December 31, 2004, the Partnership entered into a Purchase and Sale Contract to sell Stratford Place Apartments to an unaffiliated third party for a purchase price of approximately $29,000,000. The anticipated closing date for the transaction is May 16, 2005. For the carrying amount of the mortgage note payable and investment property of Stratford Place Apartments, see "Notes D and G", respectively. The operating results for Stratford Place Apartments for the years ended December 31, 2004 and 2003 were approximately $212,000 and $318,000, respectively, including revenues of approximately $3,334,000 and $3,245,000, respectively.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying    Accumulated                           Federal
Property                   Value     Depreciation     Rate      Method     Tax Basis
                              (in thousands)                             (in thousands)
Ashton Ridge              $14,598       $10,025     5-30 yrs     S/L        $ 3,667
Stratford Place            16,911        11,253     5-40 yrs     S/L          3,825

   Totals                 $31,509       $21,278                             $ 7,492

 See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties:

                              Principal                                     Principal
                             Balance At     Stated                           Balance
                            December 31,   Interest    Period   Maturity     Due At
         Property               2004         Rate    Amortized    Date     Maturity (1)
                          (in thousands)                                 (in thousands)
Ashton Ridge Apartments
    1st Mortgage               $ 5,462      7.31%     240 mos.  01/01/21      $ --
Stratford Place
  Apartments
    1st Mortgage                 8,105      8.23%     120 mos.  07/01/06       7,739
          Totals               $13,567                                       $ 7,739

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                        Average Annual                Average
                                         Rental Rates                Occupancy
                                          (per unit)
Property                               2004         2003         2004       2003
Ashton Ridge Apartments              $ 7,407       $ 7,310        91%       96%
Stratford Place Apartments             9,664         9,591        94%       94%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for each property are as follows:

                                         2004          2004
                                         Taxes         Rate
                                    (in thousands)
Ashton Ridge Apartments                  $ 218         1.88%
Stratford Place Apartments                 238         1.29%

Capital Improvements:

Ashton Ridge Apartments

During the year ended December 31, 2004, the Partnership completed approximately $389,000 of capital improvements at Ashton Ridge Apartments consisting primarily of floor covering replacements, exterior painting, appliance replacements, air conditioning unit replacements, parking area resurfacing, major landscaping, structural improvements, roof replacement and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the year ended December 31, 2004, the Partnership completed approximately $310,000 of capital improvements at Stratford Place Apartments consisting primarily of floor covering replacements, parking area improvements, exterior painting, window, water heater, appliance and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units (the "Units"). As of December 31, 2004, the Partnership had 638 holders of record owning an aggregate of 23,139 Units. Affiliates of the Managing General Partner owned approximately 10,969.25 Units or approximately 47.41% at December 31, 2004. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The following table sets forth the distributions declared and paid by the Partnership for the years ended December 31, 2004 and 2003 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

The Partnership distributed the following amounts during the year ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit
Operations             $  994           $ 38.68          $1,191           $ 46.33

Sale (1)                   --                --             639             27.61
                       $  994           $ 38.68          $1,830           $ 73.94

(1) From the sale proceeds of Stratford Village Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 Units in the Partnership representing 47.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $104,000 compared to net income of approximately $632,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is largely due to the income from discontinued operations and the gain on sale of discontinued operations in 2003 (as discussed below), as well as a decrease in total revenues and an increase in total expenses.

On November 27, 2002, Stratford Village Apartments was sold to a third party for approximately $9,514,000. After closing costs and expenses related to the sale, the net proceeds received by the Partnership were approximately $9,214,000. The Partnership realized a gain on the sale of investment property of approximately $5,492,000 during the fourth quarter of 2002. During the year ended December 31, 2003, the Partnership recognized additional gain on the sale of approximately $78,000 due to the write-off of expense reserves. Additionally, during the year ended December 31, 2003, the Partnership received approximately $120,000 that was held by the trustee for the bonds underlying the mortgage encumbering Stratford Village Apartments. When the property's mortgage was paid off at closing and the underlying bonds were repaid, these remaining funds were released to the Partnership and are included in income from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the year ended December 31, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November 2002.

The Partnership recognized income from continuing operations for the year ended December 31, 2004 of approximately $104,000 compared to income from continuing operations for the year ended December 31, 2003 of approximately $434,000. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the year ended December 31, 2004 is due to decreases in rental and other income and a casualty gain during the year ended December 31, 2003. The decrease in rental income is due primarily to a decrease in occupancy at Ashton Ridge Apartments partially offset by an increase in average rental rates at both of the Partnership's properties and a decrease in bad debt expense at Stratford Place Apartments. Other income decreased during the year ended December 31, 2004 primarily due to a decrease in lease cancellation fees at Stratford Place Apartments and late charges at both of the Partnership's properties partially offset by an increase in resident utility payments at Stratford Place Apartments.

A casualty gain was recorded at Ashton Ridge Apartments during the year ended December 31, 2003 related to a fire that damaged eight units during April 2002. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000.

Total expenses increased during the year ended December 31, 2004 primarily due to an increase in operating expenses and a casualty loss recorded in 2004 partially offset by a decrease in depreciation, interest and general and administrative expenses. Operating expenses increased primarily due to an increase in property and administrative expenses. Property expenses increased primarily due to increases in salaries and other related benefits at Stratford
Place Apartments, and courtesy patrol costs at both of the Partnership's properties. Administrative expenses increased primarily due to an increase in appraisal fees at Ashton Ridge Apartments and professional and legal fees at Stratford Place Apartments. Depreciation expense decreased due to assets becoming fully depreciated at Ashton Ridge Apartments. Interest expense decreased due to scheduled principal payments made on the mortgages which lowered the interest due on the remaining principle balance.

During the year ended December 31, 2004 there was a casualty loss of approximately $13,000 recorded at Ashton Ridge Apartments related to damages to the property caused by Hurricane Jeanne. This loss was the result of the write off of net fixed assets of approximately $13,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $20,000 in clean up costs related to this hurricane which are included in operating expenses.

General and administrative expenses decreased primarily due to a decrease in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs of the services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $308,000 compared to approximately $885,000 at December 31, 2003. Cash and cash equivalents decreased approximately $577,000 since December 31, 2003 due to approximately $727,000 and $1,386,000 of cash used in investing and financing activities, respectively partially offset by approximately $1,536,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

 The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately
$13,567,000 is amortized over varying periods. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,462,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,105,000 requires a balloon payment of approximately $7,739,000 in July 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell Stratford Place Apartments prior to its maturity date.

Subsequent to December 31, 2004, the Partnership entered into a Purchase and Sale Contract to sell Stratford Place Apartments to an unaffiliated third party for a purchase price of approximately $29,000,000. The anticipated closing date for the transaction is May 16, 2005. For the carrying amount of the mortgage note payable and investment property of Stratford Place Apartments, see "Notes D and G", respectively. The operating results for Stratford Place Apartments for the years ended December 31, 2004 and 2003 were approximately $212,000 and $318,000, respectively, including revenues of approximately $3,334,000 and $3,245,000, respectively.

The Partnership distributed the following amounts during the year ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit
Operations             $  994           $ 38.68          $1,191           $ 46.33

Sale (1)                   --                --             639             27.61
                       $  994           $ 38.68          $1,830           $ 73.94

(1) From the sale proceeds of Stratford Village Apartments in November 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7 Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Winthrop Growth Investors 1 Limited Partnership


We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP



Greenville, South Carolina
March 10, 2005

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
    Cash and cash equivalents                                                 $ 308
    Receivables and deposits                                                     358
    Restricted escrows                                                           198
    Other assets                                                                 544
    Investment properties (Notes D, G and H)
      Land                                                      $ 2,058
      Buildings and related personal property                    29,451
                                                                 31,509
      Less accumulated depreciation                             (21,278)      10,231

                                                                             $11,639
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                            $ 74
   Tenant security deposit liabilities                                           169
   Other liabilities                                                             207
   Mortgage notes payable (Note D)                                            13,567

Partners' Deficit
   General partners                                             $ (196)
   Limited partners (23,139 units
      issued and outstanding)                                    (2,182)      (2,378)

                                                                             $11,639

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                              Years Ended December 31,
                                                                  2004         2003
Revenues:
   Rental income                                                $ 5,437      $ 5,456
   Other income                                                     483          530
   Casualty gain (Note E)                                            --           44
         Total revenues                                           5,920        6,030

Expenses:
   Operating                                                      2,657        2,357
   General and administrative                                       163          202
   Depreciation                                                   1,435        1,469
   Interest                                                        1,106       1,136
   Property taxes                                                   442          432
   Casualty loss (Note E)                                            13           --
         Total expenses                                           5,816        5,596

Income from continuing operations                                   104          434
Income from discontinued operations (Note A)                         --          120
Gain on sale of discontinued operations (Note C)                     --           78
         Net income (Note F)                                     $ 104        $ 632

Net income allocated to general partners                          $ 10         $ 63
Net income allocated to limited partners                             94          569

         Net income                                              $ 104        $ 632

Per Limited Partnership Unit:
   Income from continuing operations                             $ 4.06      $ 16.89
   Income from discontinued operations                               --         4.66
   Gain on sale of discontinued operations                           --         3.03

Net income per limited partnership unit                          $ 4.06      $ 24.58

Distributions per limited partnership unit                      $ 38.68      $ 73.94

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership   General     Limited
                                        Units     Partners    Partners      Total

Original capital contributions          23,149       $ 2       $23,149     $23,151

Partners' deficit at
   December 31, 2002                    23,139         (51)       (239)       (290)

Net income for the year
   ended December 31, 2003                  --          63         569         632

Distributions to partners                   --        (119)     (1,711)     (1,830)

Partners' deficit at
   December 31, 2003                    23,139      $ (107)    $(1,381)    $(1,488)

Net income for the year ended
   December 31, 2004                        --          10          94         104

Distributions to partners                   --         (99)       (895)       (994)

Partners' deficit at
   December 31, 2004                    23,139      $ (196)    $(2,182)    $(2,378)

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                         Years Ended December 31,
                                                             2004         2003
Cash flows from operating activities:
   Net income                                               $ 104         $ 632
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                           1,435         1,469
      Amortization of loan costs and deferred costs             52            17
      Bad debt expense, net                                    134           201
      Casualty loss (gain)                                      13           (44)
      Gain on sale of discontinued operations                   --           (78)
      Change in accounts:
        Receivables and deposits                               (90)         (113)
        Other assets                                          (117)          (23)
        Accounts payable                                       (51)          (47)
        Tenant security deposit liabilities                    (13)            5
        Other liabilities                                       69           (80)
          Net cash provided by operating activities          1,536         1,939

Cash flows from investing activities:
   Net proceeds from sale of investment property                --            78
   Property improvements and replacements                     (676)         (480)
   Insurance proceeds received                                  --            44
   Net deposits to restricted escrows                          (51)           (7)
          Net cash used in investing activities               (727)         (365)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (392)         (363)
   Distributions paid to partners                             (994)       (1,830)
          Net cash used in financing activities             (1,386)       (2,193)

Net decrease in cash and cash equivalents                     (577)         (619)

Cash and cash equivalents at beginning of year                 885         1,504

Cash and cash equivalents at end of year                    $ 308         $ 885

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $ 1,083       $ 1,113
Supplemental disclosure of non-cash activity:
   Property improvements and replacements included
     in accounts payable                                     $ 23         $ --

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization and Basis of Presentation: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties. The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company ("AIMCO GP"), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2021. The Partnership, via its controlling interest in two partnerships, is the owner of two residential apartment complexes, one each located in Florida and Maryland at December 31, 2004.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the year ended December 31, 2003 reflect the operations of Stratford Village Apartments as income from discontinued operations due to the property's sale in November 2002.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $284,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Deferred Costs: Loan costs of approximately $303,000, less accumulated amortization of approximately $196,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. The amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $25,000 for 2005, $15,000 in 2006, and $5,000 for each of the years 2007, 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Costs related to the acquisition of the properties of approximately $740,000, less accumulated amortization of approximately $555,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Restricted Escrows: In relation to the mortgage at Stratford Place Apartments, the mortgage lender required a "replacement reserve" for certain capital improvements. At December 31, 2004, the balance was approximately $198,000.

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

Advertising: Advertising costs of approximately $87,000 in 2004 and $70,000 in 2003 are charged to expense as incurred and are included in operating expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except long-term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $14,188,000.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $296,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $155,000 and $145,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties. Approximately $8,000 of these reimbursements are payable to affiliates of the Managing General Partner at December 31, 2004 and are included in other liabilities.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $72,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Note D - Mortgage Notes Payable

The principal terms of the mortgage notes payable are as follows:

                      Principal      Monthly                              Principal
                      Balance At     Payment     Stated                    Balance
                     December 31,   Including   Interest    Maturity       Due At
Property                 2004       Interest      Rate        Date        Maturity
                          (in thousands)                               (in thousands)
Ashton Ridge
 Apartments
  1st Mortgage         $ 5,462       $    48      7.31%     01/01/21       $    --
Stratford Place
 Apartments
  1st Mortgage           8,105            75      8.23%     07/01/06         7,739
                       $13,567       $   123                               $ 7,739

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

       2005              $ 424
       2006               8,065
       2007                 214
       2008                 231
       2009                 248
    Thereafter            4,385
                        $13,567

Note E - Casualties

During the year ended December 31, 2004 there was a casualty loss of approximately $13,000 recorded for Ashton Ridge Apartments related to damages to the property caused by Hurricane Jeanne. This loss was the result of the write off of net fixed assets of approximately $13,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $20,000 in clean up costs related to this hurricane which are included in operating expenses in the accompanying statement of operations.

During the year ended December 31, 2003, there was a casualty gain of approximately $44,000 recorded at Ashton Ridge Apartments related to a fire in April 2002 that damaged eight apartment units. This gain was the result of the receipt of remaining insurance proceeds of approximately $44,000. The write off of the damaged assets was completed during the year ended December 31, 2002.

Note F - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                       2004        2003
Net income as reported                               $   104     $   632
Differences resulted from:
   Depreciation and amortization                         402         383
   Loss (gain) from casualty                              13        (104)
   Other                                                 (16)        (35)
Federal taxable income                               $   503     $   876
Federal taxable income per limited partnership
 unit                                                $ 19.57     $ 34.07

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                         $(2,378)
Land and buildings                                      149
Accumulated depreciation                             (2,888)
Deferred expenses                                      (740)
Other                                                   753
Net liabilities - Federal tax basis                 $(5,104)

Note G - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                        Buildings          Cost
                                                       And Related     Capitalized
                                                         Personal     Subsequent to
Description                  Encumbrances      Land      Property      Acquisition
                            (in thousands)                            (in thousands)
Ashton Ridge Apartments        $ 5,462        $ 690      $ 8,988         $ 4,920
Stratford Place
  Apartments                     8,105         1,368      11,978           3,565
          Totals               $13,567       $ 2,058     $20,966         $ 8,485


                    Gross Amount At Which Carried
                        At December 31, 2004
                           (in thousands)

                              Buildings
                                 And
                              Personal             Accumulated     Date    Depreciable
Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                  (in thousands)

Ashton Ridge
  Apartments         $ 690     $13,908   $14,598     $10,025       12/84       5-30
Stratford Place
  Apartments          1,368     15,543    16,911      11,253       12/85       5-40
      Totals        $ 2,058    $29,451   $31,509     $21,278

Reconciliation of real estate and accumulated depreciation:

                                            Years Ended December 31,
                                              2004             2003
                                                 (in thousands)
Real Estate
Balance at beginning of year               $30,871          $30,391
   Property improvements                       699              480
   Property dispositions                       (61)              --
Balance at end of year                     $31,509          $30,871

Accumulated Depreciation
Balance at beginning of year               $19,891          $18,422
   Additions charged to expense              1,435            1,469
   Property dispositions                       (48)              --
Balance at end of year                     $21,278          $19,891

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $31,658,000 and $30,977,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $24,166,000 and $23,105,000 respectively.

Note H - Subsequent Events

Subsequent to December 31, 2004 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest on this advance will be charged at prime rate plus 2% (7.25% at December 31, 2004).

Subsequent to December 31, 2004, the Partnership entered into a Purchase and Sale Contract to sell Stratford Place Apartments to an unaffiliated third party for a purchase price of approximately $29,000,000. The anticipated closing date for the transaction is May 16, 2005. For the carrying amount of the mortgage note payable and investment property of Stratford Place Apartments, see "Notes D and G", respectively. The operating results for Stratford Place Apartments for the years ended December 31, 2004 and 2003 were approximately $212,000 and $318,000, respectively, including revenues of approximately $3,334,000 and $3,245,000, respectively.

Note I - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

As of December 31, 2004, the names of the directors and officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief
                                      Accounting Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

The Partnership did not pay any remuneration to the officers or directors of the Managing General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $296,000 during the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $155,000 and $145,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties. Approximately $8,000 of these reimbursements are payable to affiliates of the Managing General Partner at December 31, 2004 and are included in other liabilities.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $72,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,969.25 limited partnership units (the "Units") in the Partnership representing 47.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.41% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 and $14,000 for 2004 and 2003, respectively.

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


                                    WINTHROP GROWTH INVESTORS 1 LIMITED
                                   PARTNERSHIP


                                    By:   AIMCO/Winthrop  Growth  Investors I,
                                          GP, LLC
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 25, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

      3.5         Certificate  of Amendment  to the Second  Amended and Restated
                  Certificate of Limited Partnership of Winthrop Growth Investors 1 Limited Partnership, filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated hereinby reference.

      10.1 Replacement Reserve Agreement, filed as exhibit 10.20 to the Registrant's Current Report on Form 8-K dated December 22, 2000, and incorporated herein by reference.

      10.2 Purchase Agreement between Linnaeus-Lexington Associates Limited Partnership and AIMCO/Winthrop Growth Investors 1 GP, LLC, dated September 30, 2004, filed as exhibit 10.22 to the Registrant's Current Report on Form 8-K dated September 30, 2004 and filed on October 5,2004, incorporated herein by reference.

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


Date:  March 25, 2005

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


Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  AIMCO/Winthrop   Growth
                                    Investors  I,  GP,  LLC,  equivalent  of the
                                    chief accounting officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


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

Exhibit 99.1


Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1. Statements of Cash Available for Distribution:

                                     Three Months Ended       Year Ended
                                      December 31, 2004    December 31, 2004
                                                 (in thousands)

Net (loss) income                            $ 6                 $ 104
Add:
   Amortization expense                         14                   52
   Depreciation expense                        354                1,435
Less cash to reserves                         (374)              (1,591)
Cash available for distribution             $ --                 $ --
Distributions allocated to
   limited partners                         $ --                 $ --

2. Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2004:

    Entity Receiving                        Form of
      Compensation                        Compensation                    Amount

General Partners         Interest in Cash Available for Distribution       $  99

Affiliates of the        Property Management Fee                           $ 293
Managing General
Partner

Affiliates of the        Reimbursement for Services                        $ 155
Managing General
Partner