Form 10QSB
period 2005-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2005-05-16
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 424
   Receivables and deposits                                                     321
   Restricted escrows                                                           158
   Other assets                                                                 465
   Investment property:
       Land                                                    $ 690
       Buildings and related personal property                 14,160
                                                              14,850
       Less accumulated depreciation                          (10,180)        4,670
   Assets held for sale (Note A)                                              5,860
                                                                           $ 11,898
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 92
   Tenant security deposit liabilities                                           38
   Accrued property taxes                                                        59
   Other liabilities                                                            268
   Mortgage note payable                                                      5,416
   Liabilities related to assets held for sale (Note A)                       8,245

Partners' Deficit
   General partners                                            $ (180)
   Limited partners (23,139 units
      issued and outstanding)                                  (2,040)       (2,220)
                                                                           $ 11,898

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                           Three Months
                                                          Ended March 31,
                                                           2005      2004
                                                                  (Restated)

Revenues:
   Rental income                                         $ 630       $ 602
   Other income                                              54          69
       Total revenues                                       684         671

Expenses:
   Operating                                                235         178
   General and administrative                                36          44
   Depreciation                                             164         178
   Interest                                                 101         104
   Property tax                                              64          56
       Total expenses                                       600         560
Income from continuing operations                            84         111
Income (loss) from discontinued operations (Note A)          74         (23)

Net income                                               $ 158       $ 88

Net income allocated to general partners (10%)            $ 16        $ 9
Net income allocated to limited partners (90%)              142          79
                                                         $ 158       $ 88

Per limited partnership unit:
Income from continuing operations                        $ 3.28     $ 4.32
Income (loss) from discontinued operations                 2.86       (0.91)
Net income per limited partnership unit                  $ 6.14     $ 3.41


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2004                  23,139      $ (196)     $(2,182)     $(2,378)

Net income for the three months
   Ended March 31, 2005                   --          16          142          158

Partners' deficit
   at March 31, 2005                  23,139      $ (180)     $(2,040)     $(2,220)

         See Accompanying Notes to Consolidated Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005      2004
Cash flows from operating activities:
  Net income                                                      $ 158        $ 88
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Casualty gain                                                   (29)         --
     Depreciation                                                    352         366
     Amortization of loan costs and deferred costs                    14          11
     Bad debt expense, net                                            17          42
     Change in accounts:
      Receivables and deposits                                      (122)        (93)
      Other assets                                                    41         (29)
      Accounts payable                                                16         (66)
      Tenant security deposit liabilities                             11           4
      Accrued property taxes                                          59          56
      Other liabilities                                              116           6
          Net cash provided by operating activities                  633         385

Cash flows from investing activities:
  Insurance proceeds received                                         50          --
  Property improvements and replacements                            (504)        (36)
  Net receipts from (deposits to) restricted escrows                  40         (21)
          Net cash used in investing activities                     (414)        (57)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (103)       (109)
  Advances from affiliates                                            90          --
  Repayment of advances from affiliates                              (90)         --
          Net cash used in financing activities                     (103)       (109)

Net increase in cash and cash equivalents                            116         219

Cash and cash equivalents at beginning of period                     308         885

Cash and cash equivalents at end of period                        $ 424      $ 1,104

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 266       $ 308
Supplemental disclosure of noncash information:
  Property improvements and replacements in accounts
   payable                                                        $ 25         $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $23,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is AIMCO/Winthrop Growth Investors I, GP, LLC, a Delaware limited liability company ("AIMCO GP" or the "Managing General Partner"), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

On September 30, 2004, AIMCO/Winthrop Growth Investors I GP, LLC, a Delaware limited liability company acquired the general partner interests in the Partnership from Linnaeus-Lexington Associates Limited Partnership and Two Winthrop Properties, Inc. ("Two Winthrop") for an aggregate cash consideration of $1,023,000. Prior to the transfer of the general partner interests to AIMCO/GP, AIMCO/NHP Properties, Inc. ("AIMCO/NHP"), also an affiliate of AIMCO held 100% of the voting rights with respect to the Class B stock of FWC, which provided AIMCO/NHP with the right to elect one director to the board of directors of Two Winthrop. That one director had the power to appoint the sole member of the Residential Committee of Two Winthrop's board of directors. The Residential Committee was vested with the authority to elect certain officers, and subject to certain limitations, the Residential Committee and its appointed officers had the right to cause the managing general partner of the Partnership to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. Accordingly, although ownership of the general partner interests was transferred, the effective control of the day-to-day management of the Partnership remains vested in an affiliate of AIMCO. As used herein, the term "Managing General Partner" shall mean Two Winthrop, with respect to matters occurring prior to September 30, 2004 and AIMCO GP for matters occurring from and after September 30, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Stratford Place Apartments as income (loss) from discontinued operations. During the three months ended March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Stratford Place Apartments to a third party for a purchase price of approximately $29,000,000. The anticipated closing date for the transaction is May 17, 2005. In accordance with SFAS No. 144, the assets and liabilities of Stratford Place Apartments have been classified as held for sale at March 31, 2005. Included in the income (loss) from discontinued operations for the three months ended March 31, 2005 and 2004 are revenues of approximately $823,000 and $792,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $75,000 and $73,000 during the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $74,000 and $34,000 for the three months ended March 31, 2005 and 2004,
respectively  which  is  included  in  general  and   administrative   expenses,
investment properties, and assets held for sale. The portion of these reimbursements included in investment properties are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

During the three months ended March 31, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% (7.75% at March 31, 2005) and was less than $1,000 for the three months ended March 31, 2005. The advance and associated accrued interest was repaid by the Partnership during the same period.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $48,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $72,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2005 and 2004 (in thousands):

                                         Three Months    Three Months
                                            Ended            Ended
                                          March 31,        March 31,
                                             2005            2004

Net income                                  $ 158            $ 88
Add:  Amortization expense                      14              11
      Depreciation expense                     352             366
Less: Cash to reserves                        (524)           (465)

Cash available for distribution              $ --            $ --

Distributions allocated to
  Limited Partners                           $ --            $ --

General Partners' interest in
  cash available for distribution            $ --            $ --

Note D - Casualty Events

During the three months ended March 31, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the write off of net fixed assets of approximately $21,000 and insurance proceeds received of approximately $50,000 and is included in income (loss) from discontinued operations.

On February 1, 2005, a flood occurred at Stratford Place Apartments resulting in expected property damage of approximately $53,000. Negotiations concerning this casualty are ongoing with the insurance carrier. The Partnership does not anticipate recording a loss related to this damage.

Note E - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. In addition, one apartment complex is classified as held for sale at March 31, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        94%

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, the interest rate on the mortgage loan, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $158,000 compared to net income of approximately $88,000 for the three months ended March 31, 2004. The increase in net income is due to an increase in income from discontinued operations offset by a decrease in income from continuing operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Stratford Place Apartments as income (loss) from discontinued operations. During the three months ended March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Stratford Place Apartments to a third party for a purchase price of approximately $29,000,000. The anticipated closing date for the transaction is May 17, 2005. In accordance with SFAS No. 144, the assets and liabilities of Stratford Place Apartments have been classified as held for sale at March 31, 2005. Included in the income (loss) from discontinued operations are revenues of approximately $823,000 and $792,000, respectively.

The Partnership recognized income from continuing operations of approximately $84,000 for the three months ended March 31, 2005 compared to income from continuing operations of approximately $111,000 for the same period in 2004. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the three months ended March 31, 2005 due to an increase in operating expenses partially offset by a decrease in depreciation expense. Operating expenses increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased due to increases in salaries and other related benefits, courtesy patrol costs and utilities at Ashton Ridge Apartments. Maintenance expense decreased primarily due to a reduction of the estimated cleanup costs related to Hurricane Jeanne at Ashton Ridge Apartments. Depreciation expense decreased due to assets becoming fully depreciated in 2004 at Ashton Ridge Apartments.

Included in general and administrative expenses are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs of professional services associated with the administration of the Partnership, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for the three months ended March 31, 2005 due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy, at the investment property, an increase in the average rental rates and a decrease in bad debt expense. Other income decreased primarily due to a decrease in lease cancellation fees and cable television fees at the Partnership's property.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $424,000 compared to approximately $1,104,000 at March 31, 2004. Cash and cash equivalents increased approximately $116,000 since December 31, 2004 due to approximately $633,000 of cash provided by operating activities partially offset by approximately $414,000 and $103,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by receipts from escrow accounts maintained by the mortgage lenders and insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and repayments of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Ashton Ridge Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $263,000 of capital improvements at Ashton Ridge Apartments consisting primarily of floor covering replacements, roof replacement and structural improvements and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $243,000 of capital improvements at Stratford Place Apartments consisting primarily of floor covering, window and appliance replacements and reconstruction of damages to the property caused by a fire at the property in January 2005 (see "Note D"). These improvements were funded from insurance proceeds, operating cash flow and replacement reserves. This property is under contract to be sold with an anticipated sale date of May 17, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,416,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Stratford Place Apartments of approximately $8,047,000 requires a balloon payment of approximately $7,739,000 in July 2006. This property is under contract to be sold with an anticipated sale date of May 17, 2005.

There were no distributions paid during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 5.     OTHER INFORMATION

            None.

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

                                    Date: May 16, 2005

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

      10.5 Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, effective February 28, 2005 filed as exhibit 10.5 to the Registrant's Current Report on Form 8-K dated February 28, 2005 and filed on March 4, 2005 and incorporated herein by reference.

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


Date:  May 16, 2005

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


Date: May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.