Form 10QSB
period 2005-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2005-08-15
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                $ 2,576
   Receivables and deposits                                                     121
   Other assets                                                                 279
   Investment property:
       Land                                                   $ 690
       Building and related personal property                  14,364
                                                               15,054
       Less accumulated depreciation                          (10,344)        4,710
                                                                            $ 7,686
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $ 83
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                       118
   Other liabilities                                                             67
   Mortgage note payable                                                      5,371

Partners' Capital
   General partners                                             $ 9
   Limited partners (23,139 units
      issued and outstanding)                                   2,001         2,010
                                                                            $ 7,686

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months              Six Months
                                          Ended June 30,           Ended June 30,
                                         2005        2004        2005         2004
                                            (Restated)               (Restated)



Revenues:
   Rental income                         $ 632       $ 559      $ 1,262      $ 1,161
   Other income                              68          65         122          134
       Total revenues                       700         624       1,384        1,295
Expenses:
   Operating                                255         284         490          462
   General and administrative                66          46         102           90
   Depreciation                             163         175         327          353
   Interest                                 100         103         201          207
   Property tax                              58          55         122          111
       Total expenses                       642         663       1,242        1,223
Income (loss) from continuing
  operations                                 58         (39)        142           72
(Loss) income from discontinued
   operations (Note A and Note D)          (213)         98        (139)          75
Gain on sale of discontinued
  operations (Note D)                    22,064          --      22,064           --
Net income                              $21,909      $ 59       $22,067       $ 147
Net income allocated to general
   partners                              $ 193        $ 6        $ 209        $ 15
Net income allocated to limited
   partners                              21,716          53      21,858          132
                                        $21,909      $ 59       $22,067       $ 147

Per limited partnership unit:
  Income (loss) from continuing
    operations                          $ 2.25      $ (1.51)    $ 5.49       $ 2.81
  (Loss) income from discontinued
    operations                            (9.51)       3.80       (6.61)        2.89
  Gain on sale of discontinued
   operations                            945.76          --      945.76           --

Net income                              $938.50     $ 2.29      $944.64      $ 5.70

Distributions per limited
   partnership unit                     $763.86      $ --       $763.86       $ --

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2004                  23,139      $ (196)     $(2,182)     $(2,378)

Distributions to partners                 --          (4)     (17,675)     (17,679)

Net income for the six months
   ended June 30, 2005                    --         209       21,858       22,067

Partners' capital
   at June 30, 2005                   23,139       $ 9        $ 2,001      $ 2,010


         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income                                                     $22,067      $ 147
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     515         728
    Amortization of loan costs and deferred costs                     25          25
    Bad debt expense, net                                             27          85
    Gains on sale of discontinued operations                     (22,064)         --
    Loss on early extinguishment of debt                             283          --
    Casualty gain                                                    (29)         --
    Change in accounts:
       Receivables and deposits                                      210        (195)
       Other assets                                                  119          36
       Accounts payable                                             (110)        (50)
       Tenant security deposit liabilities                          (132)         (4)
       Accrued property taxes                                        118         111
       Other liabilities                                            (140)          6
          Net cash provided by operating activities                  889         889

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               28,052          --
  Property improvements and replacements                            (786)       (127)
  Insurance proceeds received                                         50          --
  Net withdrawals from (deposits to) restricted escrows              198         (21)
          Net cash provided by (used in) investing
             activities                                           27,514        (148)
Cash flows from financing activities:
  Payments on mortgage notes payable                                (188)       (206)
  Repayment of mortgage note payable                              (8,008)         --
  Prepayment penalties                                              (260)         --
  Distributions paid to partners                                 (17,679)         --
  Advances from general partner                                       90          --
  Repayment of advances from general partner                         (90)         --
          Net cash used in financing activities                  (26,135)       (206)
Net increase in cash and cash equivalents                          2,268         535
Cash and cash equivalents at beginning of period                     308         885
Cash and cash equivalents at end of period                       $ 2,576     $ 1,420
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 503       $ 579
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 42         $ 37

Included in property improvements and replacements for the six months ended June 30, 2005 are approximately $23,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is AIMCO/Winthrop Growth Investors I, GP, LLC, a Delaware limited liability company ("AIMCO GP" or the "Managing General Partner"), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

As a result of the sale of Stratford Place Apartments to a third party during the six months ended June 30, 2005 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Stratford Place Apartments as income from discontinued operations of approximately $98,000 and $75,000 for the three and six months ended June 30, 2004, respectively, including revenues of approximately $849,000 and $1,641,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $136,000 and $147,000 during the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $63,000 for the six months ended June 30, 2005 and 2004, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $68,000 and $4,000 for the six months ended June 30, 2005 and 2004, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

During the six months ended June 30, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% (8.25% at June 30, 2005) and was less than $1,000 for the six months ended June 30, 2005. The advance and associated accrued interest was repaid by the Partnership during the same period.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and six months ended June 30, 2005 (in thousands):

                                         Three Months     Six Months
                                            Ended            Ended
                                           June 30,        June 30,
                                             2005            2005

Net income                                 $21,909          $22,067
Add:  Amortization expense                      11               25
      Depreciation expense                     163              515
Less: Cash to reserves                      (4,404)         (4,928)

Cash available for distribution            $17,679          $17,679

Distributions allocated to
  Limited Partners                         $17,675          $17,675

Note D - Sale of Investment Property

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain on sale of investment property of approximately $22,064,000 during the six months ended June 30, 2005. In addition, the
Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the three months ended June 30, 2005 and 2004 are results of the property's operations of approximately $70,000 and $98,000, respectively, including revenues of approximately $381,000 and $849,000, respectively. Included in (loss) income from discontinued operations for the six months ended June 30, 2005 and 2004 are results of the property's operations of approximately $144,000 and $75,000, respectively, including revenues of approximately $1,233,000 and $1,641,000 respectively.

Note E - Casualty Events

During the six months ended June 30, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of undepreciated fixed assets of approximately $21,000 and is included in (loss) income from discontinued operations.

On February 1, 2005, a flood occurred at Stratford Place Apartments resulting in expected property damage of approximately $53,000. Negotiations concerning this casualty are ongoing with the insurance carrier. The Partnership does not anticipate recording a loss related to this damage.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimates total damage costs of approximately $199,000, which the Partnership does not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $13,000 related to this event in 2004. In 2004, the Partnership estimated total cleanup costs from this hurricane would be approximately $20,000. In addition, it estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the six months ended June 30, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. This income is included in operating expenses.

Note F - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004
      Ashton Ridge Apartments
        Jacksonville, Florida                       96%        90%

The Property attributes the increase in occupancy at Ashton Ridge Apartments to improved market conditions.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, the interest rate on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $21,909,000 and $22,067,000 compared to net income of approximately $59,000 and $147,000 for the three and six months ended June 30, 2004. The increase in net income is due to the gain on sale of Stratford Place Apartments during the six months ended June 30, 2005 and an increase in income from continuing operations, partially offset by a decrease in income from discontinued operations.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain on sale of investment property of approximately $22,064,000 during the six months ended June 30, 2005. In addition, the
Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the three months ended June 30, 2005 and 2004 are results of the property's operations of approximately $70,000 and $98,000, respectively, including revenues of approximately $381,000 and $849,000, respectively. Included in (loss) income from discontinued operations for the six months ended June 30, 2005 and 2004 are results of the property's operations of approximately $144,000 and $75,000, respectively, including revenues of approximately $1,233,000 and $1,641,000, respectively.

The Partnership recognized income from continuing operations of approximately $58,000 and $142,000 for the three and six months ended June 30, 2005 compared to (loss) income from continuing operations of approximately $(39,000) and $72,000 for the corresponding periods in 2004. The increase in income from continuing operations for the three months ended June 30, 2005 is due to an increase in total revenues and a decrease in total expenses. The increase in income for the six months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three and six months ended June 30, 2005 due to an increase in rental income. The increase in total revenues for the six months ended June 30, 2005 was partially offset by a decrease in other income. Other income remained relatively constant for three months ended June 30, 2005. Rental income increased for both periods due to an increase in occupancy, an increase in the average rental rates and a decrease in bad debt expense at Ashton Ridge Apartments. Other income decreased for the six months ended June 30, 2005 primarily due to a decrease in lease cancellation fees partially offset by an increase in interest income due to higher average cash balances in interest bearing accounts.

Total expenses increased for the six months ended June 30, 2005 due to increases in operating expenses and general and administrative expenses partially offset by a decrease in depreciation expense. Total expenses decreased for the three months ended June 30, 2005 due to decreases in operating and depreciation expenses, partially offset by an increase in general and administrative expenses. Operating expenses increased for the six months ended June 30, 2005 due to an increase in property expense partially offset by a decrease in maintenance expense. Operating expenses decreased for the three months ended June 30, 2005 primarily due to a decrease in maintenance expense. Property expense increased for the six months ended June 30, 2005 due to increases in courtesy patrol costs, commissions and referral fees and utilities at Ashton Ridge Apartments. Maintenance expense decreased for the three and six months ended June 30, 2005 primarily due to a reduction of the estimated cleanup costs related to Hurricane Jeanne at Ashton Ridge Apartments (as discussed below) partially offset by an increase in contract services. Depreciation expense decreased for the three and six months ended June 30, 2005 due to assets becoming fully depreciated in 2004 at Ashton Ridge Apartments.

The increase in general and administrative expenses for the three and six months ended June 30, 2005 was primarily due to an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the six months ended June 30, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of undepreciated fixed assets of approximately $21,000 and is included in (loss) income from discontinued operations.

On February 1, 2005, a flood occurred at Stratford Place Apartments resulting in expected property damage of approximately $53,000. Negotiations concerning this casualty are ongoing with the insurance carrier. The Partnership does not anticipate recording a loss related to this damage.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimates total damage costs of approximately $199,000, which the Partnership does not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $13,000 related to this event in 2004. In 2004, the Partnership estimated total cleanup costs from this hurricane would be approximately $20,000. In addition, it estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the six months ended June 30, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. This income is included in operating expenses.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $2,576,000 compared to approximately $1,420,000 at June 30, 2004. Cash and cash equivalents increased approximately $2,268,000 since December 31, 2004 due to approximately $889,000 of cash provided by operating activities and approximately $27,514,000 of cash provided by investing activities, partially offset by approximately $26,135,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Stratford Place Apartments, receipts from escrow accounts maintained by the mortgage lenders and insurance proceeds, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Stratford Place Apartments, prepayment penalties paid, distributions to partners and repayments of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Ashton Ridge Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $466,000 of capital improvements at Ashton Ridge Apartments consisting primarily of floor covering replacements, roof replacement, wood replacement, interior and exterior painting, major landscaping, structural improvements and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $339,000 of capital improvements at Stratford Place Apartments consisting primarily of floor covering, window and appliance replacements and reconstruction of damages to the property caused by a fire at the property in January 2005 (see discussion in "Results of Operations"). These improvements were funded from insurance proceeds, operating cash flow and replacement reserves. The property was sold to a third party on May 17, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,371,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands except per unit data):

                                          Per                               Per
                      Six Months        Limited         Six Months        Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2005         Unit        June 30, 2004         Unit

Sale (1)               $ 17,679         $ 763.86           $ --             $ --

(1) From the sale proceeds of Stratford Place Apartments in May 2005.


Future cash distributions will depend on the level of cash generated from operations, availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any further distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    Date: August 15, 2005

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

      10.6 First Amendment to Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, dated March 30, 2005; filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated May 17, 2005 and filed on May 20, 2005, incorporated herein by reference.

      10.7 Second Amendment to Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, dated April 28, 2005; filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated May 17, 2005 and filed on May 20, 2005, incorporated herein by reference.

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 15, 2005

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


Date: August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.