Form 10QSB
period 2005-09-30
WINTHROP GROWTH INVESTORS I LP
filed 2005-11-14
CIK 722565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                $ 1,434
   Receivables and deposits                                                      75
   Other assets                                                                 225
   Investment property:
       Land                                                   $ 690
       Buildings and related personal property                 14,472
                                                               15,162
       Less accumulated depreciation                          (10,471)        4,691
                                                                            $ 6,425
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $ 51
   Tenant security deposit liabilities                                           34
   Accrued property taxes                                                       177
   Other liabilities                                                             34
   Mortgage note payable                                                      5,308

Partners' Capital
   General partners                                            $ 25
   Limited partners (23,139 units
      issued and outstanding)                                     796           821
                                                                            $ 6,425

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months              Nine Months
                                        Ended September 30,      Ended September 30,
                                         2005        2004        2005         2004
                                                  (Restated)               (Restated)

Revenues:
   Rental income                         $ 647       $ 580      $ 1,909      $ 1,741
   Other income                              78          51         200          185
       Total revenues                       725         631       2,109        1,926
Expenses:
   Operating                                312         371         802          833
   General and administrative                30          31         132          121
   Depreciation                             159         170         486          523
   Interest                                  99         102         300          309
   Property tax                              59          56         181          167
   Casualty loss (Note E)                    10          12          10           12
       Total expenses                       669         742       1,911        1,965

Income (loss) from continuing
   operations                                56        (111)        198          (39)
Income (loss) from discontinued
   operations (Notes A and D)               105          62         (34)         137

Gain on sale of discontinued
   operations (Note D)                       --          --      22,064           --
Net income (loss)                        $ 161       $ (49)     $22,228       $ 98

Net income (loss) allocated to
   general partners                      $ 16        $ (5)       $ 225        $ 10
Net income (loss) allocated to
   limited partners                         145         (44)     22,003           88
                                         $ 161       $ (49)     $22,228       $ 98

Per limited partnership unit:
  Income (loss) from continuing
   operations                           $ 2.16      $ (4.32)    $ 7.70       $ (1.52)
  Income (loss) from discontinued
    operations                             4.11        2.42       (2.55)        5.32

  Gain on sale of discontinued
   operations                                --          --      945.76           --
Net income (loss)                       $ 6.27      $ (1.90)    $950.91      $ 3.80

Distributions per limited
   partnership unit                     $ 58.34      $ --       $822.20       $ --

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        23,149       $ 2        $23,149      $23,151

Partners' deficit at
   December 31, 2004                  23,139      $ (196)     $(2,182)     $(2,378)

Distributions to partners                 --          (4)     (19,025)     (19,029)

Net income for the nine months
   ended September 30, 2005               --         225       22,003       22,228

Partners' capital
   at September 30, 2005              23,139       $ 25        $ 796        $ 821

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                        2005     2004
Cash flows from operating activities:
  Net income                                                       $22,228       $ 98
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                       674       1,081
    Amortization of loan costs and deferred costs                       30          38
    Bad debt expense, net                                               39         105
    Gain on sale of discontinued operations                        (22,064)         --
    Loss on early extinguishment of debt                               283          --
    Casualty (gain) loss                                              (124)         12
    Change in accounts:
       Receivables and deposits                                        244        (220)
       Other assets                                                    166         (46)
       Accounts payable                                               (114)          4
       Tenant security deposit liabilities                            (135)         (2)
       Accrued property taxes                                          177         223
       Other liabilities                                              (173)        (60)
          Net cash provided by operating activities                  1,231       1,233

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                 28,052          --
  Property improvements and replacements                              (962)       (302)
  Insurance proceeds received                                          155          --
  Net withdrawals from (deposits to) restricted escrows                198         (30)
          Net cash provided by (used in) investing activities       27,443        (332)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (251)       (305)
  Repayment of mortgage note payable                                (8,008)         --
  Prepayment penalties                                                (260)         --
  Distributions paid to partners                                   (19,029)         --
  Advances from general partner                                         90          --
  Repayment of advances from general partner                           (90)         --
          Net cash used in financing activities                    (27,548)       (305)

Net increase in cash and cash equivalents                            1,126         596

Cash and cash equivalents at beginning of period                       308         885

Cash and cash equivalents at end of period                         $ 1,434     $ 1,481

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 633       $ 849
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                                  $ 14        $ 63

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $23,000 of improvements, which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

               WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is AIMCO/Winthrop Growth Investors I, GP, LLC, a Delaware limited liability company ("AIMCO GP" or the "Managing General Partner"), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

As a result of the sale of Stratford Place Apartments to a third party during the nine months ended September 30, 2005 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Stratford Place Apartments as income from discontinued operations of approximately $62,000 and $137,000 for the three and nine months ended September 30, 2004, respectively, including revenues of approximately $859,000 and $2,500,000, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $170,000 and $219,000 during the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $89,000 for the nine months ended September 30, 2005 and 2004, respectively which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment property.

During the nine months ended September 30, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and was less than $1,000 for the nine months ended September 30, 2005. The advance and associated accrued interest was repaid by the Partnership during the same period.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three and nine months ended September 30, 2005 (in thousands):

                                         Three Months     Nine Months
                                            Ended            Ended
                                        September 30,    September 30,
                                             2005            2005

Net income                                  $ 161           $22,228
Add:  Amortization expense                       5               30
      Depreciation expense                     159              674
Cash from (to) reserves                      1,025           (3,903)

Cash available for distribution            $ 1,350         $ 19,029
Distributions allocated to
  Limited Partners                         $ 1,350         $ 19,025

Note D - Sale of Investment Property

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain on sale of investment property of approximately $22,064,000 during the nine months ended September 30, 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations for the three months ended September 30, 2005 and 2004 are results of the property's operations of approximately $105,000 and $62,000, respectively, including revenues of approximately $105,000 and $859,000, respectively. Included in income (loss) from discontinued operations for the nine months ended September 30, 2005 and 2004 are results of the property's operations of approximately
($34,000) and $137,000, respectively, including revenues of approximately $1,338,000 and $2,500,000 respectively.

Note E - Casualty Events

During the nine months ended September 30, 2005 there was a casualty gain of approximately $100,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $121,000, partially offset by the write off of undepreciated fixed assets of approximately $21,000 and is included in income (loss) from discontinued operations.

During the nine months ended September 30, 2005 there was a casualty gain of approximately $34,000 recorded for Stratford Place Apartments related to damages to the property caused by a flood on February 1, 2005. This gain was the result of the receipt of insurance proceeds of approximately $34,000 and is included in income (loss) from discontinued operations.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimated total damage costs of approximately $199,000, which the Partnership did not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $12,000 related to this event in the nine months ended September 30, 2004. In 2004, the Partnership estimated total cleanup costs from this hurricane would be approximately $20,000. In addition, it estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the nine months ended September 30, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. This income is included in operating expenses. During the nine months ended September 30, 2005, the Partnership recorded a casualty loss of approximately $10,000 related to these events. This loss was the result of the write off of undepreciated assets of approximately $10,000.

Note F - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
                                                    2005       2004
      Ashton Ridge Apartments
        Jacksonville, Florida                       95%        90%

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $161,000 and $22,228,000, respectively, compared to net
(loss) income of approximately ($49,000) and $98,000 for the three and nine months ended September 30, 2004, respectively. The increase in net income for the three months ended September 30, 2005 is due to increases in income from continuing operations and discontinued operations. The increase in net income for the nine months ended September 30, 2005 is due to the gain on sale of Stratford Place Apartments, an increase in income from continuing operations, partially offset by a decrease in income from discontinued operations.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain on sale of investment property of approximately $22,064,000 during the nine months ended September 30, 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations for the three months ended September 30, 2005 and 2004 are results of the property's operations of approximately $105,000 and $62,000, respectively, including revenues of approximately $105,000 and $859,000, respectively. Included in income (loss) from discontinued operations for the nine months ended September 30, 2005 and 2004 are results of the property's operations of approximately
($34,000) and $137,000, respectively, including revenues of approximately $1,338,000 and $2,500,000 respectively.

As a result of the sale of Stratford Place Apartments and in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Stratford Place Apartments as income from discontinued operations. The increase in income from discontinued operations for the three months ended September 30, 2004 is due to casualty gains recorded due to insurance proceeds received for two casualties that occurred at Stratford Place Apartments prior to its sale as discussed below. The decrease in income from discontinued operations for the nine months ended September 30, 2005 is due to primarily to the loss on early extinguishment of debt recorded as a result of the sale as discussed above.

The Partnership recognized income from continuing operations of approximately $56,000 and $198,000 for the three and nine months ended September 30, 2005, respectively, compared to loss from continuing operations of approximately $111,000 and $39,000 for the corresponding periods in 2004. The increase in income from continuing operations for the three and nine months ended September 30, 2005 is due to increases in total revenues and decreases in total expenses.

Total revenues increased for the three and nine months ended September 30, 2005 due to increases in rental and other income. Rental income increased for both periods due to an increase in occupancy, an increase in the average rental rate and a decrease in bad debt expense at Ashton Ridge Apartments. Other income increased for the three and nine months ended September 30, 2005 primarily due to an increase in resident utility reimbursements and an increase in interest income due to higher average cash balances in interest bearing accounts partially offset by a decrease in lease cancellation fees.

Total expenses decreased for the three and nine months ended September 30, 2005 due to decreases in operating and depreciation expense. The decrease in total expenses for the nine months ended September 30, 2005 was partially offset by increases in general and administrative and property tax expenses. General and administrative expenses remained relatively constant for the three months ended September 30, 2005. Operating expenses decreased for the three and nine months ended September 30, 2005 primarily due to a decrease in maintenance expenses. The decrease in operating expenses for the nine months ended September 30, 2005 was partially offset by an increase in property expense. Maintenance expense decreased for the three and nine months ended September 30, 2005 primarily due to a reduction of the estimated cleanup costs related to Hurricane Jeanne and Frances at Ashton Ridge Apartments (as discussed below). The decrease in maintenance expenses for the nine months ended September 30, 2005 was partially offset by an increase in contract services. Property expense increased for the nine months ended September 30, 2005 due to increases in courtesy patrol costs, commissions and referral fees and utilities at Ashton Ridge Apartments. Depreciation expense decreased for the three and nine months ended September 30, 2005 due to assets becoming fully depreciated in 2004 at Ashton Ridge Apartments. Property tax expense increased for the nine months ended September 30, 2005 due to an increase in the property's assessed value.

During the nine months ended September 30, 2005 there was a casualty gain of approximately $100,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $121,000, partially offset by the write off of undepreciated fixed assets of approximately $21,000 and is included in income (loss) from discontinued operations.

During the nine months ended September 30, 2005 there was a casualty gain of approximately $34,000 recorded for Stratford Place Apartments related to damages to the property caused by a flood on February 1, 2005. This gain was the result of the receipt of insurance proceeds of approximately $34,000 and is included in income (loss) from discontinued operations.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimated total damage costs of approximately $199,000, which the Partnership did not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $12,000 related to this event in the nine months ended September 30, 2004. In 2004, the Partnership estimated total cleanup costs from this hurricane would be approximately $20,000. In addition, it estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the nine months ended September 30, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. This income is included in operating expenses. During the nine months ended September 30, 2005, the Partnership recorded a casualty loss of approximately $10,000 related to these events. This loss was the result of the write off of undepreciated assets of approximately $10,000.

The increase in general and administrative expenses for the nine months ended September 30, 2005 was primarily due to an increase in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $1,434,000 compared to approximately $1,481,000 at September 30, 2004. Cash and cash equivalents increased approximately $1,126,000 since December 31, 2004 due to approximately $1,231,000 of cash provided by operating activities and approximately $27,443,000 of cash provided by investing activities, partially offset by approximately $27,548,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Stratford Place Apartments, receipts from escrow accounts maintained by the mortgage lenders and insurance proceeds, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Stratford Place Apartments, prepayment penalties paid, distributions to partners and repayments of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Ashton Ridge Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $614,000 of capital improvements at Ashton Ridge Apartments consisting primarily of floor covering and air conditioning unit replacements, roof replacement, wood replacement, interior and exterior painting, major landscaping, fencing, structural improvements and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Stratford Place Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $339,000 of capital improvements at Stratford Place Apartments consisting primarily of floor covering, window and appliance replacements and reconstruction of damages to the property caused by a fire at the property in January 2005 and a flood in February 2005 (see discussion in "Results of Operations"). These improvements were funded from insurance proceeds, operating cash flow and replacement reserves. The property was sold to a third party on May 17, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,308,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands except per unit data):

                                         Per                                Per
                   Nine Months         Limited        Nine Months         Limited
                      Ended          Partnership         Ended          Partnership
               September 30, 2005       Unit      September 30, 2004        Unit

Sale (1)            $ 19,029          $ 822.20           $ --               $ --

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

Other

In addition to its indirect ownership of the general partner interests in Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    Date: November 14, 2005

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


Date:  November 14, 2005

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


Date: November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors I Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.