Form 10KSB
period 2005-12-31
WINTHROP GROWTH INVESTORS I LP
filed 2006-03-29
CIK 722565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 2-84760

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

Massachusetts	04-2839837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,190,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on June 20, 1983 for the purpose of owning income-producing residential properties.  The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company (“AIMCO GP”), a wholly owned subsidiary of AIMCO Properties, L.P. an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2021, unless terminated prior to such date.

On September 30, 2004, AIMCO/GP acquired the general partner interests in the Partnership from Linnaeus-Lexington Associates Limited Partnership and Two Winthrop Properties, Inc. (“Two Winthrop”) for an aggregate cash consideration of $1,023,000.

Prior to the transfer of the general partner interests to AIMCO/GP, AIMCO/NHP Properties, Inc. (“AIMCO/NHP”), also an affiliate of AIMCO held 100% of the voting rights with respect to the Class B stock of FWC, which provided AIMCO/NHP with the right to elect one director to the board of directors of Two Winthrop.  That one director had the power to appoint the sole member of the Residential Committee of Two Winthrop’s board of directors.  The Residential Committee was vested with the authority to elect certain officers, and subject to certain limitations, the Residential Committee and its appointed officers had the right to cause the managing general partner of the Partnership to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. Accordingly, although ownership of the general partner interests was transferred, the effective control of the day-to-day management of the Partnership remains vested in an affiliate of AIMCO. As used herein, the term “Managing General Partner” shall mean Two Winthrop, with respect to matters occurring prior to September 30, 2004 and AIMCO GP for matters occurring from and after September 30, 2004.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment.  The Partnership invested approximately $18,177,000 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four apartment complexes.  Two of the properties were acquired in joint venture arrangements, one in a partnership arrangement and one directly.  Subsequent to the acquisition, the joint venture arrangements were converted to limited partnerships. During 2000, the Partnership sold one of its investment properties, during 2002, the Partnership sold another of its investment properties and during 2005, the Partnership sold another of its properties. For additional information with respect to the Partnership's remaining property see "Item 2. Description of Property".

The Partnership does not have any employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner.  An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership’s property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership’s property and the rents that may be charged for such apartments. While AIMCO and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property:

The following table sets forth the Partnership's investment in property:

	Date of	Type of
Property	Purchase	Type of Ownership	Use

Ashton Ridge Apartments	12/84	Fee ownership subject	Apartment
Jacksonville, Florida		to a first mortgage (1)	356 units

(1)

Property is held by a limited partnership in which the Partnership owns a 99.9% interest.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,065,000 during the year ended December 31, 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 are results of the property’s operations of approximately ($34,000) and $212,000, respectively, including revenues of approximately $1,338,000 and $3,334,000 respectively.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Ashton Ridge
Apartments	$15,254	$10,639	5-30 yrs	S/L	$ 3,990

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property:

	Principal				Principal
	Balance At	Fixed			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
(in thousands)				(in thousands)

Ashton Ridge Apartments	$ 5,277	7.31%	240 mos.	01/01/21	$ --

(1)

See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay this loan and other specific loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2005 and 2004 for the property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Ashton Ridge Apartments	$ 7,698	$ 7,407	95%	91%

The Managing General Partner attributes the increase in occupancy at Ashton Ridge Apartments to improved market conditions.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The Partnership’s property is subject to competition from other properties in the area.  The Managing General Partner believes that the property is adequately insured.  The property is an apartment complex which leases its units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rate in 2005 for the property are as follows:

	2005	2005
	Taxes	Rate
	(in thousands)
Ashton Ridge Apartments	$ 219	1.78%

Capital Improvements:

Ashton Ridge Apartments

During the year ended December 31, 2005, the Partnership completed approximately $706,000 of capital improvements at the property consisting primarily of floor covering, appliance, water heater and air conditioning unit replacements, roof replacement, wood replacement, interior and exterior painting, major landscaping, fencing, structural improvements and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The Partnership has entered into a contract with a third party to sell the property during the first quarter of 2006.

Stratford Place Apartments

During the year ended December 31, 2005, the Partnership completed approximately $339,000 of capital improvements at the property consisting primarily of floor covering, window and appliance replacements and reconstruction of damages to the property caused by a fire at the property in January 2005 and a flood in February 2005 (see discussion in “Item 6. Management’s Discussion and Analysis or Plan of Operation”). These improvements were funded from insurance proceeds, operating cash flow and replacement reserves. The property was sold to a third party on May 17, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 23,149 Limited Partnership Units (the "Units").  As of December 31, 2005, the Partnership had 630 holders of record owning an aggregate of 23,139 Units. Affiliates of the Managing General Partner owned approximately 10,984.25 Units or approximately 47.47% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per		Per
	Year Ended	Limited	Year Ended	Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Operations	$ --	$ --	$ 994	$ 38.68

Sale (1)	19,029	822.20	--	--
	$19,029	$822.20	$ 994	$ 38.68

(1)

From the sale proceeds of Stratford Place Apartments in May 2005.

Future cash distributions will depend on the levels of cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 Units in the Partnership representing 47.47% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $22,284,000 compared to net income of approximately $104,000 for the year ended December 31, 2004. The increase in net income for the year ended December 31, 2005 is largely due to the gain on sale of Stratford Place Apartments, and, to a lesser extent, an increase in income from continuing operations, partially offset by a decrease in income from discontinued operations.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,065,000 during the year ended December 31, 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 are results of the property’s operations of approximately ($34,000) and $212,000, respectively, including revenues of approximately $1,338,000 and $3,334,000 respectively.

As a result of the sale of Stratford Place Apartments and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Stratford Place Apartments as income from discontinued operations. The decrease in income from discontinued operations for the year ended December 31, 2005 is primarily due to the loss on early extinguishment of debt recorded as a result of the sale as discussed above partially offset by casualty gains recorded due to insurance proceeds received for two casualties that occurred at Stratford Place Apartments prior to its sale as discussed below.

The Partnership recognized income from continuing operations of approximately $253,000 for the year ended December 31, 2005, compared to loss from continuing operations of approximately $108,000 for the corresponding period in 2004. The increase in income from continuing operations for the year ended December 31, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the year ended December 31, 2005 due to increases in rental and other income. Rental income increased due to an increase in occupancy, an increase in the average rental rate and a decrease in bad debt expense at Ashton Ridge Apartments. Other income increased for the year ended December 31, 2005 primarily due to an increase in resident utility reimbursements and an increase in interest income due to higher average cash balances in interest bearing accounts partially offset by a decrease in lease cancellation fees.

Total expenses decreased for the year ended December 31, 2005 due to decreases in operating, interest and depreciation expenses partially offset by an increase in property tax expense. Operating expenses decreased for the year ended December 31, 2005 primarily due to a decrease in maintenance expenses partially offset by an increase in property expense. Maintenance expense decreased for the year ended December 31, 2005 primarily due to a reduction of the estimated cleanup costs related to Hurricanes Jeanne and Frances at Ashton Ridge Apartments (as discussed below) partially offset by an increase in contract services.  Property expense increased for the year ended December 31, 2005 due to increases in commissions and referral fees, salaries and other related benefits and utilities at Ashton Ridge Apartments. Interest expense decreased as a result of scheduled principal payments on the mortgage encumbering Ashton Ridge Apartments that reduced the carrying balance of the mortgage. Depreciation expense decreased for the year ended December 31, 2005 due to assets becoming fully depreciated in 2004 at Ashton Ridge Apartments. Property tax expense increased for the year ended December 31, 2005 due to an increase in the property’s assessed value, partially offset by a slight decrease in the tax rate.

During the year ended December 31, 2005 there was a casualty gain of approximately $100,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $121,000, partially offset by the write off of undepreciated damaged assets of approximately $21,000 and is included in (loss) income from discontinued operations.

During the year ended December 31, 2005 there was a casualty gain of approximately $34,000 recorded for Stratford Place Apartments related to damages to the property caused by a flood on February 1, 2005. This gain was the result of the receipt of insurance proceeds of approximately $34,000 and is included in (loss) income from discontinued operations.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimated total damage costs of approximately $199,000, which the Partnership did not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $13,000 related to this event during the year ended December 31, 2004. In 2004, the Partnership estimated total clean up costs from this hurricane would be approximately $20,000. In addition, the Partnership estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the year ended December 31, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. The impact of the change in estimate is included as a reduction of operating expenses for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership recorded a casualty loss of approximately $10,000 related to these events. This loss was the result of the write off of undepreciated damaged assets of approximately $10,000.

Included in general and administrative expenses are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $1,469,000 compared to approximately $308,000 at December 31, 2004.  Cash and cash equivalents increased approximately $1,161,000 since December 31, 2004 due to approximately $1,392,000 and $27,348,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $27,579,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Stratford Place Apartments, receipts from escrow accounts maintained by the mortgage lenders and insurance proceeds, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Stratford Place Apartments, prepayment penalties paid, distributions to partners and repayments of advances from affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Ashton Ridge Apartments of approximately $5,277,000 has a maturity date of January 2021 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per		Per
	Year Ended	Limited	Year Ended	Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Operations	$ --	$ --	$ 994	$ 38.68

Sale (1)	19,029	822.20	--	--
	$19,029	$822.20	$ 994	$ 38.68

(1)

From the sale proceeds of Stratford Place Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7 Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Winthrop Growth Investors 1 Limited Partnership

We have audited the accompanying consolidated balance sheet of Winthrop Growth Investors 1 Limited Partnership as of December 31, 2005, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winthrop Growth Investors 1 Limited Partnership at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 6, 2006

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 1,469
Receivables and deposits		70
Other assets		204
Investment property (Notes C, D, G and H)
Land	$ 690
Buildings and related personal property	14,564
	15,254
Less accumulated depreciation	(10,639)	4,615

		$ 6,358
Liabilities and Partners' Capital

Liabilities
Accounts payable		$ 58
Tenant security deposit liabilities		36
Other liabilities		110
Mortgage note payable (Note D)		5,277

Partners' Capital
General partners	$ 31
Limited partners (23,139 units
issued and outstanding)	846	877

		$ 6,358

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 2,564	$ 2,335
Other income	288	251
Total revenues	2,852	2,586

Expenses:
Operating	1,146	1,209
General and administrative	164	163
Depreciation	654	690
Interest	397	409
Property taxes	228	210
Casualty loss (Note E)	10	13
Total expenses	2,599	2,694

Income (loss) from continuing operations	253	(108)
(Loss) income from discontinued operations (Note A)	(34)	212
Gain on sale of discontinued operations (Note C)	22,065	--
Net income (Note F)	$22,284	$ 104

Net income allocated to general partners	$ 231	$ 10
Net income allocated to limited partners	22,053	94
Net income	$22,284	$ 104

Per Limited Partnership Unit:
Income (loss) from continuing operations	$ 9.81	$ (4.19)
(Loss) income from discontinued operations	(2.55)	8.25
Gain on sale of discontinued operations	945.81	--

Net income per limited partnership unit	$953.07	$ 4.06

Distributions per limited partnership unit	$822.20	$ 38.68

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

Limited
Partnership	General		Limited
Units	Partners		Partners	Total

Original capital contributions	23,149	$ 2	$23,149	$23,151

Partners' deficit at
December 31, 2003	23,139	$ (107)	$(1,381)	$(1,488)

Net income for the year ended
December 31, 2004	--	10	94	104

Distributions to partners	--	(99)	(895)	(994)

Partners' deficit at
December 31, 2004	23,139	(196)	(2,182)	(2,378)

Net income for the year ended
December 31, 2005	--	231	22,053	22,284

Distributions to partners	--	(4)	(19,025)	(19,029)

Partners' capital at
December 31, 2005	23,139	$ 31	$ 846	$ 877

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$22,284	$ 104
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	842	1,435
Amortization of loan costs and deferred costs	35	52
Bad debt expense, net	60	134
Casualty (gain) loss	(124)	13
Gain on sale of discontinued operations	(22,065)	--
Loss on early extinguishment of debt	283	--
Change in accounts:
Receivables and deposits	228	(90)
Other assets	182	(117)
Accounts payable	(103)	(51)
Tenant security deposit liabilities	(133)	(13)
Other liabilities	(97)	69
Net cash provided by operating activities	1,392	1,536

Cash flows from investing activities:
Net proceeds from sale of investment property	28,052	--
Property improvements and replacements	(1,057)	(676)
Insurance proceeds received	155	--
Net withdrawals from (deposits to) restricted
escrows	198	(51)
Net cash provided by (used in) investing
activities	27,348	(727)

Cash flows from financing activities:
Payments on mortgage notes payable	(282)	(392)
Repayment of mortgage note payable	(8,008)	--
Prepayment penalties	(260)	--
Distributions paid to partners	(19,029)	(994)
Advances from affiliate	90	--
Payment of advances from affiliate	(90)	--

Net cash used in financing activities	(27,579)	(1,386)

Net increase (decrease) in cash and cash equivalents	1,161	(577)

Cash and cash equivalents at beginning of year	308	885

Cash and cash equivalents at end of year	$ 1,469	$ 308

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 698	$ 1,083
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 11	$ 23

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation: Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") was organized on June 20, 1983 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts for the purpose of investing in income-producing residential, commercial and industrial real estate properties.  The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company (“AIMCO GP”), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2021, unless terminated prior to such date.  The Partnership, via its controlling interest in one partnership, is the owner of one residential apartment complex located in Florida at December 31, 2005.

On September 30, 2004, AIMCO/GP acquired the general partner interests in the Partnership from Linnaeus-Lexington Associates Limited Partnership and Two Winthrop Properties, Inc. (“Two Winthrop”) for an aggregate cash consideration of $1,023,000.

Prior to the transfer of the general partner interests to AIMCO/GP, AIMCO/NHP Properties, Inc. (“AIMCO/NHP”), also an affiliate of AIMCO held 100% of the voting rights with respect to the Class B stock of FWC, which provided AIMCO/NHP with the right to elect one director to the board of directors of Two Winthrop.  That one director had the power to appoint the sole member of the Residential Committee of Two Winthrop’s board of directors.  The Residential Committee was vested with the authority to elect certain officers, and subject to certain limitations, the Residential Committee and its appointed officers had the right to cause the managing general partner of the Partnership to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. Accordingly, although ownership of the general partner interests was transferred, the effective control of the day-to-day management of the Partnership remains vested in an affiliate of AIMCO. As used herein, the term “Managing General Partner” shall mean Two Winthrop, with respect to matters occurring prior to September 30, 2004 and AIMCO GP for matters occurring from and after September 30, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the years ended December 31, 2005 and 2004 reflect the operations of Stratford Place Apartments as (loss) income from discontinued operations due to the property’s sale to a third party in May 2005 (as discussed in “Note C”).

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.9% general partnership interest in Meadow Wood Associates. All significant interpartnership balances have been eliminated.

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by 23,139 limited partnership units outstanding.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $1,461,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $15,000 property taxes of approximately $3,000, and operating costs of approximately $10,000. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Deferred Costs: Loan costs of approximately $94,000, less accumulated amortization of approximately $23,000, are included in other assets.  The loan costs are amortized over the term of the related loan agreement.  The amortization of loan costs is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $5,000 for each of the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Costs related to the acquisition of the remaining property of approximately $397,000, less accumulated amortization of approximately $323,000, are included in other assets and are being amortized over 25 years.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: Advertising costs of approximately $56,000 and $87,000 for the years ended December 31, 2005 and 2004, respectively, are charged to expense as incurred and are included in operating expense and (loss) income from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except long-term debt) approximate their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $293,000 during the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $209,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $33,000, respectively.

During the year ended December 31, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% and was less than $1,000 for the year ended December 31, 2005. The advance and associated accrued interest was repaid by the Partnership during the same period. There were no such advances during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Sale of Investment Property

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,065,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs, which is included in (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2005 and 2004 are results of the property’s operations of approximately ($34,000) and $212,000, respectively, including revenues of approximately $1,338,000 and $3,334,000 respectively.

Note D - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Ashton Ridge
Apartments	$ 5,277	$ 48	7.31%	01/01/21	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 199
2007	214
2008	231
2009	248
2010	267
Thereafter	4,118
$ 5,277

Note E – Casualty Events

During the year ended December 31, 2005 there was a casualty gain of approximately $100,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $121,000, partially offset by the write off of undepreciated damaged assets of approximately $21,000 and is included in (loss) income from discontinued operations.

During the year ended December 31, 2005 there was a casualty gain of approximately $34,000 recorded for Stratford Place Apartments related to damages to the property caused by a flood on February 1, 2005. This gain was the result of the receipt of insurance proceeds of approximately $34,000 and is included in (loss) income from discontinued operations.

In 2004, Ashton Ridge Apartments experienced damage from hurricane Jeanne. The Partnership estimated total damage costs of approximately $199,000, which the Partnership did not expect to be covered by insurance proceeds. The Partnership recorded a casualty loss of approximately $13,000 related to this event during the year ended December 31, 2004. In 2004, the Partnership estimated total clean up costs from this hurricane would be approximately $20,000. In addition, the Partnership estimated clean up costs of approximately $51,000 related to hurricane Frances in 2004. During the year ended December 31, 2005, the Partnership revised the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $56,000. The impact of the change in estimate is included as a reduction of operating expenses for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership recorded a casualty loss of approximately $10,000 related to these events. This loss was the result of the write off of undepreciated damaged assets of approximately $10,000.

Note F - Income Taxes

No provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2005	2004
Net income as reported	$ 22,284	$ 104
Differences resulted from:
Depreciation and amortization	337	402
Loss from casualty	11	13
Gain on sale of property	1,775	--
Other	(131)	(16)
Federal taxable income	$ 24,276	$ 503
Federal taxable income per limited partnership
unit	$1,024.61	$ 19.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$ 877
Land and buildings	136
Accumulated depreciation	(761)
Deferred expenses	(651)
Other	546
Net assets - Federal tax basis	$ 147

Note G – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			And Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Ashton Ridge Apartments	$ 5,277	$ 690	$ 8,988	$ 5,576

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)

Ashton Ridge
Apartments	$ 690	$14,564	$15,254	$10,639	12/84	5-30

Reconciliation of investment property and accumulated depreciation:

Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$31,509	$30,871
Property improvements	1,045	699
Property dispositions	(17,300)	(61)
Balance at end of year	$15,254	$31,509

Accumulated Depreciation
Balance at beginning of year	$21,278	$19,891
Additions charged to expense	842	1,435
Property dispositions	(11,481)	(48)
Balance at end of year	$10,639	$21,278

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $15,390,000 and $31,658,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004 is approximately $11,400,000 and $24,166,000 respectively.

Note H - Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a purchase and sale contract to sell its last remaining property, Ashton Ridge Apartments, to a third party for a purchase price of approximately $18,874,000. The sale is anticipated to close on March 31, 2006.

Note I - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial

            Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Managers, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Winthrop Growth Investors 1 Limited Partnership (the "Partnership" or "Registrant") has no officers or managers.  AIMCO/Winthrop Growth Investors I GP, LLC (the "Managing General Partner") manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

As of December 31, 2005, the names of the managers and officers of the Managing General Partner their ages and the nature of all positions held by each of them, are as follows:

Martha L. Long	46	Manager and Senior Vice President
Harry G. Alcock	43	Manager and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief
		Accounting Officer
Stephen B. Waters	44	Vice President

Martha L. Long has been a Manager and Senior Vice President of the Managing General Partner since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Manager of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also managers and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The managers and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such managers and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

The Partnership did not pay any remuneration to the officers or managers of the Managing General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005.

Entity	Number of Units	Percentage

Apartment Investment and	4,872.34	21.06%
Management Company
AIMCO Properties L.P.	6,111.91	26.41%
(an affiliate of AIMCO)

Apartment Investment and Management Company's business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

AIMCO Properties L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $293,000 during the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations in the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $209,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $33,000, respectively.

During the year ended December 31, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% and was less than $1,000 for the year ended December 31, 2005. The advance and associated accrued interest was repaid by the Partnership during the same period. There were no such advances during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the “Units”) in the Partnership representing 47.47% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $27,000 and $28,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 and $6,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d)of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

By: AIMCO/Winthrop Growth Investors I, GP, LLC
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
Stephen B. Waters

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

Exhibit Index

Exhibit Number

Description of Exhibit

3.1

Amended and Restated Agreement of Limited Partnership of Winthrop Growth Investors I Limited Partnership dated May 11, 1984 (included as an exhibit to the Partnership’s Registration Statement on Form S-11, File No. 2-84760 and incorporated herein by reference).

3.2

Amendment to Amended and Restated Agreement of Limited Partnership dated August 23, 1985 (Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

3.3

Amendment to the Amended and Restated Agreement of Limited Partnership, dated November 20, 2003, filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 3, 2003 and incorporated herein by reference.

3.4

Amendment to Amended and Restated Agreement of Limited Partnership, dated September 30, 2004, filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

3.5

Certificate of Amendment to the Second Amended and Restated Certificate of Limited Partnership of Winthrop Growth Investors 1 Limited Partnership, filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed on
October

5,

2004,

incorporated

herein

by

reference.

10.1

Replacement Reserve Agreement, filed as exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated December 22, 2000, and  incorporated  herein  by  reference.

10.2

Purchase Agreement between Linnaeus-Lexington Associates Limited Partnership and AIMCO/Winthrop Growth Investors 1 GP, LLC, dated September 30, 2004, filed as exhibit 10.22 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed on October  5,  2004,  incorporated  herein  by  reference.

10.3

Assignment and Assumption of General Partner Interest in Winthrop Growth Investors 1 Limited Partnership, dated September 30, 2004, filed as exhibit 10.23 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated  herein  by  reference.

10.4

Assignment and Assumption of General Partner Interest in Winthrop Growth Investors 1 Limited Partnership, dated September 30, 2004, filed as exhibit 10.24 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed on October 5, 2004, incorporated herein by reference.

10.5

Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, effective February 28, 2005 filed as exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 28, 2005 and filed on March 4, 2005 and incorporated herein by reference.

10.6

First Amendment to Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, dated March 30, 2005; filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated May 17, 2005 and filed on May 20, 2005, incorporated herein by reference.

10.7

Second Amendment to Purchase and Sale Contract between Stratford Place Investors Limited Partnership, a Delaware limited partnership, as Seller, and FF Realty LLC, a Delaware limited liability company, as Purchaser, dated April 28, 2005; filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated May 17, 2005 and filed on May 20, 2005, incorporated herein by reference.

10.8

Purchase and Sale Contract between the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005 filed on Form 8-K dated December 6, 2005 and filed on December 12, 2005, incorporated herein by reference.

10.9

First Amendment to the Purchase and Sale Contract between Meadow Wood Associates, a Florida general partnership, the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated December 6, 2005 filed on Form 8-K dated December 6, 2005 and filed on December 12, 2005, incorporated herein by reference.

10.10

Second Amendment to the Purchase and Sale Contract between Meadow Wood Associates, a Florida general partnership, the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006 filed on Form 8-K dated February 9, 2006 and filed on February 15, 2006, incorporated herein by reference.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 29, 2006

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

Date:  March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Winthrop Growth Investors I, GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Winthrop Growth Investors I Limited Partnership (the “Partnership”), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement (Unaudited)

1.

Statements of Cash Available for Distribution:

	Three Months Ended	Year Ended
	December 31, 2005	December 31, 2005
	(in thousands)

Net income	$ 56	$22,284
Add:
Amortization expense	5	35
Depreciation expense	168	842
Less cash to reserves	(229)	(4,132)
Cash available for distribution	$ --	$19,029
Distributions allocated to
limited partners	$ --	$19,025

2.

Fees and other compensation paid or accrued by the Partnership to the general partners, or their affiliates, during the year ended December 31, 2005:

Entity Receiving	Form of
Compensation	Compensation	Amount
(in thousands)
General Partners	Interest in Cash Available for Distribution	$ 4

Affiliates of the	Property Management Fee	$ 207
Managing General
Partner

Affiliates of the	Reimbursement for Services	$ 209
Managing General
Partner