Form 10QSB
period 2006-03-31
WINTHROP GROWTH INVESTORS I LP
filed 2006-05-15
CIK 722565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

March 31, 2006

Assets
Cash and cash equivalents	$ 12,694
Receivables and deposits	754
Other assets	2
13,450
Liabilities
Accounts payable	340
Other liabilities	5
Estimated costs during the period of liquidation (Note B)	43
388
Net assets in liquidation	$ 13,062

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2006	2005
Income from continuing operations	$ --	$ --
(Loss) income from discontinued operations (Note A)
Revenues:
Rental income	660	1,402
Other income	81	105
Casualty gain	--	29
Total revenues	741	1,536

Expenses:
Operating	373	612
General and administrative	43	36
Depreciation	169	352
Interest	97	258
Property tax	54	120
Loss on extinguishment of debt	1,122	--
Total expenses	1,858	1,378
(Loss) income from discontinued operations	(1,117)	158
Gain on sale of discontinued operations (Note E)	13,345	--

Net income	$12,228	$ 158

Net income allocated to general partners	$ --	$ 16
Net income allocated to limited partners	12,228	142
	$12,228	$ 158

Per limited partnership unit:
(Loss) income from discontinued operations	$(48.27)	$ 6.14
Gain on sale of discontinued operations	576.73	--
Net income per limited partnership unit	$528.46	$ 6.14

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	23,149	$ 2	$23,149	$23,151

Partners' capital at
December 31, 2005	23,139	$ 31	$ 846	$ 877

Net income for the three months
ended March 31, 2006	--	--	12,228	12,228

Partners' capital
at March 31, 2006	23,139	$ 31	$13,074	$13,105

Adjustment to liquidation basis				(43)

Net assets in liquidation at
March 31, 2006				$13,062

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,228	$ 158
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Casualty gain	--	(29)
Depreciation	169	352
Amortization of loan costs and deferred costs	5	14
Bad debt expense, net	13	17
Gain on sale of discontinued operations	(13,345)	--
Loss on early extinguishment of debt	1,122	--
Change in accounts:
Receivables and deposits	(697)	(122)
Other assets	50	41
Accounts payable	169	16
Tenant security deposit liabilities	(36)	11
Accrued property taxes	--	59
Other liabilities	(105)	116
Net cash (used in) provided by operating activities	(427)	633

Cash flows from investing activities:
Insurance proceeds received	--	50
Property improvements and replacements	(105)	(504)
Net proceeds from sale of investment property	17,034	--
Net receipts from restricted escrows	--	40
Net cash provided by (used in) investing activities	16,929	(414)

Cash flows from financing activities:
Payments on mortgage notes payable	(49)	(103)
Repayment of mortgage note payable	(5,228)	--
Advances from affiliates	--	90
Repayment of advances from affiliates	--	(90)
Net cash used in financing activities	(5,277)	(103)

Net increase in cash and cash equivalents	11,225	116

Cash and cash equivalents at beginning of period	1,469	308

Cash and cash equivalents at end of period	$12,694	$ 424

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 128	$ 266
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 55	$ 25

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $11,000 and $23,000 of improvements, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of March 31, 2006, Winthrop Growth I Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E –Sale of Investment Properties”). The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company (“Managing General Partner”), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2006.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three months ended March 31, 2006 and 2005 reflect the operations of Ashton Ridge Apartments as (loss) from discontinued operations and the consolidated statements of operations for the three months ended March 31, 2005 reflect the operations of Stratford Place Apartments as income from discontinued operations due the properties’ sales to third parties in March 2006 and May 2005, respectively (as discussed in “Note E”).

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at March 31, 2006, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $43,000, which is included in the Consolidated Statement of Changes in Partners’ Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (43)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $75,000 during the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $44,000, respectively.

During the three months ended March 31, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% and was less than $1,000 for the three months ended March 31, 2005. The advance and associated accrued interest were repaid by the Partnership during the same period. There were no advances from the Managing General Partner during the three months ended March 31, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $48,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net income	$ 12,228	$ 158
Add: Amortization expense	5	14
Depreciation expense	169	352
Less: Cash to reserves	(426)	(524)

Cash available for distribution	$ 11,976	$ --

Distributions allocated to
Limited Partners	$ 11,970	$ --

General Partners’ interest in
cash available for distribution	$ 6	$ --

Note E - Sale of Investment Properties

On March 31, 2006, the Partnership sold its last remaining investment property, Ashton Ridge Apartments, to a third party. The purchaser purchased the property along with eight other apartment complexes and one parcel of land, all of which are owned by entities affiliated with AIMCO Properties, L.P., which is an affiliate of the Managing General Partner. The total sales price for Ashton Ridge, the eight other apartment complexes and the parcel of land was approximately $148,000,000, of which approximately $18,875,000 represents the sales price for Ashton Ridge. After payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer, the net sales proceeds received by the Partnership were approximately $17,034,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $5,228,000. The sale resulted in a gain of approximately $13,345,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,122,000 as a result of a prepayment penalty and the write off of unamortized loan costs.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,065,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt during the year ended December 31, 2005, of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs.

Note F – Casualty Events

During the three months ended March 31, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the write off of undepreciated damaged assets of approximately $21,000 and insurance proceeds received of approximately $50,000.

During the three months ended March 31, 2006 there was a fire at Ashton Ridge Apartments resulting in damages of approximately $150,000.  The Partnership received insurance proceeds subsequent to March 31, 2006 that covered the estimated repairs and no casualty loss will occur from this event.

Note G - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

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

Note H – Subsequent Event

Subsequent to March 31, 2006, the Partnership paid a distribution of approximately $11,976,000 or $517.31 per limited partnership unit.

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

Results of Operations

As of March 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Ashton Ridge Apartments, on March 31, 2006.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $12,228,000 for the three months ended March 31, 2006 compared to net income of approximately $158,000 for the three months ended March 31, 2005.  The increase in net income is due to a gain on sale of discontinued operations in 2006, partially offset by an increase in loss from discontinued operations.

On March 31, 2006, the Partnership sold its last remaining investment property, Ashton Ridge Apartments, to a third party. The purchaser purchased the property along with eight other apartment complexes and one parcel of land, all of which are owned by entities affiliated with AIMCO Properties, L.P., which is an affiliate of the Managing General Partner. The total sales price for Ashton Ridge, the eight other apartment complexes and the parcel of land was approximately $148,000,000, of which approximately $18,875,000 represents the sales price for Ashton Ridge. After payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer, the net sales proceeds received by the Partnership were approximately $17,034,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $5,228,000. The sale resulted in a gain of approximately $13,345,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,122,000 as a result of a prepayment penalty and the write off of unamortized loan costs.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,065,000 during the year ended December 31, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt during the year ended December 31, 2005, of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three months ended March 31, 2006 and 2005 reflect the operations of Ashton Ridge Apartments as (loss) from discontinued operations and the consolidated statements of operations for the three months ended March 31, 2005 reflect the operations of Stratford Place Apartments as income from discontinued operations due the properties’ sales to third parties in March 2006 and May 2005, respectively (as discussed in “Note E”).

Excluding the impact of the gain on sale of discontinued operations in 2006, the Partnership’s loss from discontinued operations was approximately $1,117,000 for the three months ended March 31, 2006 as compared to income from discontinued operations of approximately $158,000 for the three months ended March 31, 2005.  The increase in loss from discontinued operations is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for the three months ended March 31, 2006 due to the sale of Stratford Place Apartments in May 2005 partially offset by an increase in total revenues related to Ashton Ridge Apartments.  Rental income at Ashton Ridge Apartments increased due to an increase in occupancy, an increase in the average rental rate and a decrease in bad debt.  Other income at Ashton Ridge Apartments increased primarily due to an increase in utility reimbursements and application fees and to a lessor extent to an increase in interest income due to higher average cash balances in interest bearing accounts.

Total expenses increased for the three months ended March 31, 2006 primarily due to the loss on early extinguishment of debt as a result of the sale of Ashton Ridge Apartments on March 31, 2006 partially offset by the sale of Stratford Place Apartments in May 2005, and to a lesser extent to an increase in operating expenses at Ashton Ridge Apartments.  Operating expenses for Ashton Ridge Apartments increased during the three months ended March 31, 2006 as a result of an increase in salaries and related benefits, an increase in hazard insurance premiums and a reduction to accrued hurricane clean-up costs recognized during the three months ended March 31, 2005.

Included in general and administrative expenses are costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

During the three months ended March 31, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the write off of undepreciated damaged assets of approximately $21,000 and insurance proceeds received of approximately $50,000.

During the three months ended March 31, 2006 there was a fire at Ashton Ridge Apartments resulting in damages of approximately $150,000.  The Partnership received insurance proceeds subsequent to March 31, 2006 that covered the estimated repairs and no casualty loss will occur from this event.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2006 due to the sale of its remaining property (see “Note A”) and there are no other capital sources available to the Partnership.

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $12,694,000 compared to approximately $424,000 at March 31, 2005.  Cash and cash equivalents increased approximately $11,225,000 since December 31, 2005 due to approximately $16,929,000 of cash provided by investing activities partially offset by approximately $5,277,000 and $427,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Ashton Ridge Apartments partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's investment property and repayment of the mortgage note payable as a result of the sale of Ashton Ridge Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

Ashton Ridge Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $149,000 of capital improvements at Ashton Ridge Apartments consisting primarily of floor covering replacements, roof replacement and parking area improvements. These improvements were funded from operating cash flow. The property was sold to a third party on March 31, 2006.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the consolidated financial statements.

Included in the statement of net assets in liquidation as of March 31, 2006 is approximately $43,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by September 30, 2006.

There were no distributions paid during the three months ended March 31, 2006 and 2005. Subsequent to March 31, 2006, the Partnership paid a distribution of approximately $11,976,000 or $517.31 per limited partnership unit. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

ITEM 3.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

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

Date: May 15, 2006

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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors 1 Limited Partnership;

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

Date:  May 15, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President of AIMCO/Winthrop Growth Investors I, GP, LLC, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Winthrop Growth Investors 1 Limited Partnership;

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

Date: May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Winthrop Growth Investors I, GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors 1 Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.