Form 10QSB
period 2006-06-30
WINTHROP GROWTH INVESTORS I LP
filed 2006-08-14
CIK 722565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Unaudited)

(in thousands)

June 30, 2006

Assets
Cash and cash equivalents	$ 1,320
Receivables	14
1,334
Liabilities
Accounts payable	5
Other liabilities	3
Estimated costs during the period of liquidation (Note B)	8
16
Net assets in liquidation	$ 1,318

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From
April 1, 2006 to
June 30, 2006

Net assets in liquidation at beginning of period	$ 13,062

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(11,374)
Decrease in receivables	(740)
Decrease in other assets	(2)
Decrease in accounts payable	335
Decrease in other liabilities	2
Decrease in estimated costs during the period of
liquidation	35
Net assets in liquidation at end of period	$ 1,318

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Period from	Three Months	Six Months
	January 1, 2006 to	Ended June 30,	Ended June 30,
	March 31, 2006	2005	2005
		(Restated)	(Restated)
Income from continuing operations	$ --	$ --	$ --
(Loss) income from discontinued
operations: (Note A)
Revenues:
Rental income	660	1,002	2,404
Other income	81	79	184
Casualty gain (Note F)	--	--	29
Total revenues	741	1,081	2,617

Expenses:
Operating	373	450	1,062
General and administrative	43	66	102
Depreciation	169	163	515
Interest	97	186	444
Property tax	54	88	208
Loss on early extinguishment of debt	1,122	283	283
Total expenses	1,858	1,236	2,614
(Loss) income from discontinued
operations	(1,117)	(155)	3
Gain from sale of discontinued
operations (Note C)	13,345	22,064	22,064

Net income	$ 12,228	$ 21,909	$22,067

Net income allocated to general partners	$ --	$ 193	$ 209

Net income allocated to limited partners	12,228	21,716	21,858

	$ 12,228	$ 21,909	$22,067
Per limited partnership unit:
Loss from discontinued operations	$ (48.27)	$ (7.26)	$ (1.12)
Gain from sale of discontinued operations	576.73	945.76	945.76
Net income per limited partnership unit	$ 528.46	$ 938.50	$ 944.64
Distributions per limited partnership
unit	$ --	$ 763.86	$ 763.86

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	23,149	$ 2	$23,149	$23,151

Partners' capital at
December 31, 2005	23,139	$ 31	$ 846	$ 877

Net income for the three months
ended March 31, 2006	--	--	12,228	12,228

Partners' capital
at March 31, 2006	23,139	$ 31	$13,074	$13,105

Adjustment to liquidation basis
(Note B)				(43)
Net assets in liquidation at
March 31, 2006				$13,062

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period From	Six Months Ended
	January 1, 2006 to	June 30,
	March 31, 2006	2005
Cash flows from operating activities:
Net income	$12,228	$22,067
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	169	515
Amortization of loan costs and deferred costs	5	25
Bad debt expense, net	13	27
Gain from sale of discontinued operations	(13,345)	(22,064)
Loss on early extinguishment of debt	1,122	283
Casualty gain	--	(29)
Change in accounts:
Receivables and deposits	(697)	210
Other assets	50	119
Accounts payable	169	(110)
Tenant security deposit liabilities	(36)	(132)
Accrued property taxes	--	118
Other liabilities	(105)	(140)
Net cash (used in) provided by operating
activities	(427)	889
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	17,034	28,052
Property improvements and replacements	(105)	(786)
Insurance proceeds received	--	50
Net withdrawals from restricted escrows	--	198
Net cash provided by investing activities	16,929	27,514
Cash flows from financing activities:
Payments on mortgage notes payable	(49)	(188)
Repayment of mortgage notes payable	(5,228)	(8,008)
Prepayment penalties	--	(260)
Distributions paid to partners	--	(17,679)
Advances from affiliate	--	90
Repayment of advances from affiliate	--	(90)
Net cash used in financing activities	(5,277)	(26,135)
Net increase in cash and cash equivalents	11,225	2,268
Cash and cash equivalents at beginning of period	1,469	308
Cash and cash equivalents at end of period	$12,694	$ 2,576
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 128	$ 503
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 55	$ 42

Included in property improvements and replacements for the period from January 1, 2006 to March 31, 2006 and the six months ended June 30, 2005 are approximately $11,000 and $23,000, respectively, of improvements, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of March 31, 2006, Winthrop Growth Investors I Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note C – Sale of Investment Properties”). The general partner of the Partnership is AIMCO/Winthrop Growth Investor I GP, LLC, a Delaware Limited Liability Company (“Managing General Partner”), a wholly-owned subsidiary of AIMCO Properties, L.P., an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Ashton Ridge Apartments, which sold in 2006, and Stratford Place Apartments, which sold in 2005, as (loss) income from discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Note C – Sale of Investment Properties

On March 31, 2006, the Partnership sold its last remaining investment property, Ashton Ridge Apartments, to a third party. The purchaser purchased the property along with eight other apartment complexes and one parcel of land, all of which were owned by entities affiliated with AIMCO Properties, L.P., which is an affiliate of the Managing General Partner. The total sales price for Ashton Ridge Apartments, the eight other apartment complexes and the parcel of land was approximately $148,000,000, of which approximately $18,875,000 represented the sales price for Ashton Ridge Apartments. After payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer, the net sales proceeds received by the Partnership were approximately $17,034,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $5,228,000. The sale resulted in a gain of approximately $13,345,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,122,000 as a result of a prepayment penalty and the write off of unamortized loan costs.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,064,000 during the three and six months ended June 30, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt during the three and six months ended June 30, 2005 of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs.

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $136,000 during the six months ended June 30, 2006 and 2005, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $48,000 and $139,000 for the six months ended June 30, 2006 and 2005, which is included in general and administrative expenses and gain from sale of discontinued operations.  The portion of these reimbursements included in gain from sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $11,000 and $68,000, respectively.

During the six months ended June 30, 2005 and in accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $90,000 to fund the payment of real estate taxes at Ashton Ridge Apartments. Interest was charged at the prime rate plus 2% and was less than $1,000 for the six months ended June 30, 2005. The advance and associated accrued interest were repaid by the Partnership during the same period. There were no advances from the Managing General Partner during the six months ended June 30, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $48,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note E – Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

Statement of cash available for distribution for the period from January 1, 2006 to March 31, 2006 (in thousands):

Period from January 1,
2006 to March 31,
2006

Net income	$12,228
Add: Amortization expense	5
Depreciation expense	169
Less: Cash to reserves	(426)

Cash available for distribution	$11,976

Distributions allocated to
Limited Partners	$11,970
General Partners’ interest in cash
available for distribution	$ 6

No cash was generated from operations during the period from April 1, 2006 to June 30, 2006, as there were no operating activities during this period.

Note F – Casualty Events

During the six months ended June 30, 2005 there was a casualty gain of approximately $29,000 recorded for Stratford Place Apartments related to damages to the property caused by a fire on January 12, 2005. This gain was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of undepreciated fixed assets of approximately $21,000 and is included in income from discontinued operations.

During the six months ended June 30, 2005 there was a casualty at Stratford Place Apartments related to damages to the property caused by a flood on February 1, 2005. During the year ended December 31, 2005 a gain of approximately $34,000 was recorded. This gain was the result of the receipt of insurance proceeds of approximately $34,000.

During the six months ended June 30, 2006 there was a fire at Ashton Ridge Apartments resulting in damages of approximately $150,000.  The Partnership received insurance proceeds of approximately $134,000 subsequent to the sale of the property. These proceeds are included in the Consolidated Statement of Changes in Net Assets in Liquidation and covered the estimated repairs. No casualty loss will occur from this event.

Note G - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

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

On March 31, 2006, the Partnership sold its last remaining investment property, Ashton Ridge Apartments, to a third party. The purchaser purchased the property along with eight other apartment complexes and one parcel of land, all of which were owned by entities affiliated with AIMCO Properties, L.P., which is an affiliate of the Managing General Partner. The total sales price for Ashton Ridge Apartments, the eight other apartment complexes and the parcel of land was approximately $148,000,000, of which approximately $18,875,000 represented the sales price for Ashton Ridge Apartments. After payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer, the net sales proceeds received by the Partnership were approximately $17,034,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $5,228,000. The sale resulted in a gain of approximately $13,345,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,122,000 as a result of a prepayment penalty and the write off of unamortized loan costs.

On May 17, 2005, the Partnership sold Stratford Place Apartments, located in Gaithersburg, Maryland, to a third party for $29,000,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $28,052,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $8,008,000. The sale resulted in a gain of approximately $22,064,000 during the three and six months ended June 30, 2005.  In addition, the Partnership recorded a loss on early extinguishment of debt during the three and six months ended June 30, 2005 of approximately $283,000 as a result of prepayment penalties paid and the write off of unamortized loan costs.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s best estimates as of the date of the consolidated financial statements.

During the period from April 1, 2006 to June 30, 2006, net assets in liquidation decreased by approximately $11,744,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents and receivables partially offset by decreases in accounts payable and the estimated costs during the period of liquidation. The decrease in cash and cash equivalents is primarily due to the distribution of proceeds from the sale of Ashton Ridge Apartments. The decrease in receivables is primarily due to recoupment of a non-resident withholding tax. The decrease in accounts payable is primarily due to the final payment of insurance premiums, capital improvements and a reduction in the estimates established for liabilities related to the sale of Ashton Ridge Apartments. The decrease in the estimated costs during the period of liquidation is the result of a shorter liquidation period as of June 30, 2006 as compared to March 31, 2006.

The statement of net assets in liquidation as of June 30, 2006 includes approximately $8,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in “Item 1. Financial Statements - Note G – Contingencies” to the consolidated financial statements, is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

During the six months ended June 30, 2006, the Partnership paid a distribution of approximately $11,976,000 or $517.31 per limited partnership unit from proceeds from the sale of Ashton Ridge Apartments. During the six months ended June 30, 2005, the Partnership paid a distribution of approximately $17,679,000 or $763.86 per limited partnership unit from proceeds from the May 2005 sale of Stratford Place Apartments. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available during the period of liquidation to permit any additional distributions to its partners in 2006.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 10,984.25 limited partnership units (the "Units") in the Partnership representing 47.47% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP GROWTH INVESTORS 1 LIMITED PARTNERSHIP

By: AIMCO/Winthrop Growth Investors I, GP, LLC
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10.8

Purchase and Sale Contract between the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005; filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated December 6, 2005 and filed on December 12, 2005, incorporated herein by reference.

10.9

First Amendment to the Purchase and Sale Contract between Meadow Wood Associates, a Florida general partnership, the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated December 6, 2005; filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated December 6, 2005 and filed on December 12, 2005, incorporated herein by reference.

10.10

Second Amendment to the Purchase and Sale Contract between Meadow Wood Associates, a Florida general partnership, the Original Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006; filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated February 9, 2006 and filed on February 15, 2006, incorporated herein by reference.

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

Date:  August 11, 2006

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

Date: August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Winthrop Growth Investors I, GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Winthrop Growth Investors 1 Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.